Form 10-Q
period 2001-06-30
MYKROLIS CORP
filed 2001-09-21
CIK 1133082

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001
                               -------------

OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from            to
                               ----------    ----------



COMMISSION FILE NUMBER     001-16611


Mykrolis Corporation
--------------------
(Exact name of registrant as specified in its charter)

Delaware
--------
(State or other jurisdiction of incorporation or organization)

04-3536767
---------------------
(I.R.S. Employer Identification No.)

One Patriots Park
Bedford, Massachusetts  01730
-----------------------------
(Address of principal executive offices)


Registrant's telephone number, include area code    (877) 695-7654
                                                    --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes _____  No   X
              -----


The Company had 39,500,000 shares of common stock outstanding as of September 18, 2001.

                              Mykrolis Corporation
                               INDEX TO FORM 10-Q

                                                                                       Page No.
                                                                                       --------
Part I.        Financial Information                                                          3

Item 1.        Condensed Financial Statements                                                 3



               Consolidated and Combined Statements of Operations -
                    Three and Six Months Ended June 30, 2001 and 2000                         3

               Consolidated and Combined Balance Sheets -
                    June 30, 2001 and December 31, 2000                                       4

               Consolidated and Combined Statements of Cash Flows -
                    Six Months Ended June 30, 2001 and 2000                                   5

               Notes to Condensed Consolidated and Combined
                    Financial Statements                                                      6

Item 2.        Management's Discussion and Analysis
                    of Financial Condition and Results of Operations                         11

Item 3.        Quantitative and Qualitative Disclosures about Market Risks                   17

Part II.       Other Information                                                             18

Item 2.        Changes in Securities and Use of Proceeds                                     18


Item 4.        Submission of Matters to a Vote of Security Holders                           18

               Signatures                                                                    18


Item 6.        Exhibits and Reports on Form 8-K                                              18

Item 1.   Financial Statements


                             Mykrolis Corporation
         Condensed Consolidated and Combined Statements of Operations
                     (In thousands except per share data)
                                  (Unaudited)

                                                                Three Months Ended                      Six Months Ended
                                                                     June 30,                               June 30,
                                                        -----------------------------------    ------------------------------------
                                                             2001               2000                2001                2000
                                                        ---------------    ----------------    ----------------    ---------------
Net sales                                                 $    56,383         $    86,204         $   139,407         $   163,843
Cost of sales                                                  36,636              40,234              80,145              78,264
                                                        ---------------    ----------------    ----------------    ---------------

     Gross profit                                              19,747              45,970              59,262              85,579

Selling, general & administrative expenses                     20,265              24,168              45,541              47,210
Research & development expenses                                 5,560               5,491              11,412              10,527
Restructuring and other charges                                     -                   -              12,556                   -
                                                        ---------------    ----------------    ----------------    ---------------

     Operating income (loss)                                   (6,078)             16,311             (10,247)             27,842

Other expense, net                                               (715)             (2,715)             (1,018)             (2,534)
                                                        ---------------    ----------------    ----------------    ---------------

Income (loss) before income taxes                              (6,793)             13,596             (11,265)             25,308
Income tax expense                                             20,580               5,166              22,150               9,617
                                                        ---------------    ----------------    ----------------    ---------------

      Net income (loss)                                   $   (27,373)        $     8,430         $  ( 33,415)        $    15,691
                                                        ===============    ================    ================    ===============

Basic and diluted earnings (loss) per share                $    (0.84)        $      0.26         $     (1.03)        $      0.48

Shares used in computing basic and diluted earnings
(loss) per share:                                              32,500              32,500              32,500              32,500

 The accompanying notes are an integral part of the condensed consolidated and combined financial statements.

                              Mykrolis Corporation
               Condensed Consolidated and Combined Balance Sheets
                                 (In thousands)

                                                                               June 30,             December 31,
                                                                                 2001                   2000
------------------------------------------------------------------------------------------------------------------
                                ASSETS                                        (Unaudited)
Current assets
   Accounts receivable (less allowance for doubtful accounts of
$2,263 at June 30, 2001 and $1,497 at December 31, 2000)                  $       73,340             $      95,248
   Inventories                                                                    74,165                    62,640
   Deferred tax assets                                                               924                     8,554
   Other current assets                                                            1,323                     1,266
                                                                          --------------            --------------
Total current assets                                                             149,752                   167,708
Property, plant and equipment, net                                                69,154                    73,784
Deferred tax assets                                                                5,327                    22,697
Goodwill (less accumulated amortization of $3,323 at June 30, 2001 and
$2,929 at December 31, 2000)                                                      15,226                    15,620
Other intangible assets (less accumulated amortization of $18,774 at
June 30, 2001 and $16,995 at December 31, 2000)                                    8,662                    10,655
Other assets                                                                       7,005                     8,567
                                                                          --------------            --------------
Total assets                                                              $      255,126             $     299,031
                                                                          ==============            ==============

                 LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
   Separation revolving credit agreement                                  $       13,815             $           -
   Accounts payable                                                               11,228                    20,574
   Accrued expenses                                                               16,937                    17,097
                                                                          --------------            --------------
Total current liabilities                                                         41,980                    37,671

Other liabilities                                                                  9,249                    14,871
Commitments and contingencies
Shareholder's equity
   Shareholder's net investment                                                                            253,732
   Preferred stock, par value $0.01 per share, 5,000,000
     Shares authorized; no shares issued and outstanding                               -                         -
   Common stock, par value $0.01 per share, 250,000,000
     Shares authorized; 32,500,000 shares issued and outstanding                     325                        -
   Additional paid-in capital                                                    249,592                         -
   Accumulated deficit                                                           (27,373)                        -
   Accumulated other comprehensive loss                                          (18,647)                   (7,243)
                                                                         ---------------            --------------
Total shareholder's equity                                                       203,897                   246,489
                                                                         ---------------            --------------

Total liabilities and shareholder's equity                                $      255,126             $     299,031
                                                                         ===============            ==============

 The accompanying notes are an integral part of the condensed consolidated and combined financial statements.

                              Mykrolis Corporation
          Condensed Consolidated and Combined Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                       Six Months Ended June 30,
                                                                                 -----------------------------------
                                                                                      2001                  2000
                                                                                 ----------------      -------------
Cash Flows From Operating Activities:
-------------------------------------

Net income (loss)                                                                  $   (33,415)          $    15,691
Adjustments to reconcile net income (loss) to net cash used in operating activities:
    (Income) loss on investments                                                           (34)                2,990
    Restructuring and other charges                                                     12,556                     -
    Depreciation and amortization                                                        7,982                 5,913
    Amortization of unearned compensation                                                  215                   247
    Deferred income tax expense                                                         25,000                     -
    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable                                        16,170               (11,436)
      Increase in inventories                                                          (13,478)              (20,880)
      (Decrease) increase in accounts payable                                           (9,804)                  957
      Decrease in other operating assets                                                 1,047                 5,235
      Decrease in other operating liabilities                                          (14,582)               (8,971)
                                                                                 -------------         -------------
Net cash used in operating activities                                                   (8,343)              (10,254)

Cash Flows From Investing Activities:
-------------------------------------

Additions to property, plant and equipment                                              (4,331)               (4,833)
                                                                                 -------------         -------------
Net cash used in investing activities                                                   (4,331)               (4,833)

Cash Flows From Financing Activities:
-------------------------------------

Net borrowings under separation revolving credit agreement                              13,815                     -
Net transfers (to) from Millipore                                                       (1,141)               15,087
                                                                                 -------------         -------------
Net cash provided by financing activities                                               12,674                15,087

Net decrease in cash and cash equivalents                                                    -                     -

Cash and cash equivalents at beginning of period                                             -                     -
                                                                                 -------------         -------------

Cash and cash equivalents at end of period                                         $         -           $         -
                                                                                 =============         =============

 The accompanying notes are an integral part of the condensed consolidated and combined financial statements.

                             Mykrolis Corporation
      Notes to Condensed Consolidated and Combined Financial Statements
                (In thousands except share and per share data)


1.   Background and Basis of Presentation

Background

On October 3, 2000, Millipore Corporation ("Millipore") announced its plan to spin-off as a separate company, Millipore's microelectronics business which serves the semiconductor industry and certain related industries with products needed to manufacture semiconductor devices as well as a range of other products. On October 16, 2000, Mykrolis Corporation (the "Company") was incorporated in Delaware as a wholly-owned subsidiary of Millipore to receive Millipore's microelectronics business and to be the spun off company. Initially, 10,000 shares of the Company's common stock $.01 par value were authorized and issued. In March 2001, the Company adopted an Amended and Restated Certificate of Incorporation which, among other things, increased the authorized capital of the Company to 250,000,000 shares of common stock, $0.01 par value and 5,000,000 shares of preferred stock, $.01 par value per share. Effective March 31, 2001, Millipore transferred to the Company substantially all of the assets and liabilities associated with its microelectronics business (the "Separation") except for certain pension and post-retirement liabilities that will be transferred at the distribution. In addition, as it was impractical in some jurisdictions to transfer certain account balances to different legal entities at the Separation date, Millipore retained certain of the Company's accounts payable and accounts receivable balances and the Company assumed certain of Millipore's accounts payable and accounts receivable balances. Historically the Company's business had been operated as a fully integrated business unit of Millipore. On July 12, 2001, the Company's Board of Directors declared a 3,250-for-1 stock split increasing the issued and outstanding common stock to 32,500,000 shares, all of which were owned by Millipore. An initial public offering ("IPO") of 7,000,000 shares of Mykrolis common stock, representing approximately 17.7% of the Company's 39,500,000 total shares of common stock outstanding, was completed on August 9, 2001 (see footnote 11- Subsequent Events). Millipore has indicated that it intends to distribute the 32,500,000 shares of the Company's common stock that it owns to Millipore shareholders through a tax-free dividend approximately six months following the IPO. The distribution by Millipore is subject to conditions, which may not occur by the contemplated time or at all.

Basis of Presentation

The condensed combined financial statements include amounts prior to March 31, 2001 that have been derived from the consolidated financial statements and accounting records of Millipore using the historical results of operations and historical basis of assets and liabilities of the Company's business. Management believes the assumptions underlying the combined financial statements are reasonable. However, the condensed combined financial information included herein may not necessarily reflect the Company's operating results, financial position and cash flows in the future or what they would have been had the Company been a separate, stand-alone entity during the periods presented. Because a direct ownership relationship did not exist among all the various units comprising the Company, Millipore's net investment in the Company is shown in lieu of stockholders' equity in the condensed combined financial statements prior to the Separation. The Company began accumulating retained earnings on April 1, 2001, following the effective date of the separation agreement with Millipore, pursuant to which the assets and liabilities of the Company's business were transferred to the Company. Beginning April 1, 2001, the Company's condensed consolidated financial statements include all wholly-owned subsidiaries and assets and liabilities of the Company. All material intercompany transactions and balances between and among the Company's subsidiaries have been eliminated.

Prior to March 31, 2001 Millipore allocated certain corporate expenses, including centralized research and development, legal, accounting, employee benefits, officers' salaries, facilities, insurance, information technology services, distribution, treasury and other Millipore corporate and infrastructure costs. These expense allocations were determined on a basis that Millipore and the Company considered to be a reasonable assessment of the utilization of services provided or the benefit received by the Company. At the Separation, the Company and Millipore entered into transition service agreements for Millipore to provide specified functions and for the Company to reimburse Millipore for the cost of these functions. The agreements do not necessarily reflect the costs of obtaining the services from unrelated third parties or of the Company providing the applicable services itself. However, management believes that purchasing these services from Millipore provides the Company with an efficient means of obtaining these services during the transition period. In addition, the Company has agreed to provide transition services to Millipore, for which the Company will be reimbursed at its cost.

Millipore uses a centralized approach to cash management and the financing of its operations. Prior to the Separation, cash deposits from the Company were transferred to Millipore on a regular basis and netted against Millipore's net investment. As a result, none of Millipore's cash, cash equivalents or debt at the corporate level were allocated to the Company in the consolidated and combined financial statements. Changes in invested equity include net earnings of the Company plus net cash transfers to or from Millipore. After the Separation but prior to the IPO, cash deposits were netted against the Separation Revolving Credit Agreement (see note 8 - Transactions with Millipore).

Interim Financial Statements

These condensed financial statements have been prepared in accordance with the rules of the Securities and Exchange Commission for interim financial statements and do not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the audited combined financial statements and notes thereto included in the Company's Form S-1 Registration Statement (Reg. No. 333-57182) declared effective August 9, 2001. The condensed financial information as of June 30, 2001 and for the three and six month periods ended June 30, 2001 and 2000 is unaudited, but includes all adjustments that management considers necessary for a fair presentation of the Company's condensed consolidated and combined results of operations, financial position and cash flows. All of these adjustments are of a normal recurring nature. Results for the three and six month periods ended June 30, 2001 are not necessarily indicative of results to be expected for the full fiscal year 2001 or any other future periods.


2.   Restructuring Program and Other Charges

During the first quarter of 2001, the Company recorded restructuring and other charges of $12,556 in connection with the Company's separation from Millipore to improve the Company's manufacturing asset utilization and to resize the Company's overall cost structure. The restructuring and other charges included $11,260 of employee severance costs, a $946 write-off of equipment and leasehold improvements and $350 of lease cancellation costs. Key initiatives of the restructuring program included:

 .       Consolidating manufacturing operations to eliminate redundant manufacturing processes. The Company is in the process of relocating some of the operations of two of its manufacturing facilities in the U.S. and downsizing its manufacturing facility in England. The consolidation of the Company's manufacturing operations is expected to be completed in the first quarter of 2002.

 .       Realigning the Company's European organizational structure to focus on the Company's operating business units, thereby consolidating the Company's sales and administrative activities into fewer locations that are closer to the Company's customer base. The Company expects to complete this transition during 2001.

 .       Reducing the Company's administrative and management infrastructure costs in Asia. These cost reductions are expected to result in lower overhead for administrative and management infrastructure in Asia and will be achieved through reduced facility costs and administrative positions during 2001.

 .       Reducing the Company's workforce in the U.S. in order to address anticipated changes in the demand for the Company's products due to the current semiconductor industry downturn. This action was completed during the second quarter of 2001.

The restructuring initiatives resulted in the elimination of 205 positions worldwide. Notification to employees was completed in the first quarter of 2001, however a number of these employees will continue in their existing positions through the first quarter of 2002 with their related salary costs charged to operations as incurred. In the first six months of 2001, approximately $7,418 of restructuring reserve, consisting primarily of severance and associated benefits for 97 employees, was utilized. At June 30, 2001, approximately $5,138 of restructuring costs remained accrued and the Company believes that such amounts will be substantially paid by the end of the first quarter of 2002.

The following is a summary of the 2001 Restructuring Program and Other Charges for the six months ended June 30, 2001:

                                                 Restructuring                    Non-
                                                 -------------                    ----
                                                   and Other        Cash          cash        Balance at
                                                   ---------        ----          ----        ----------
                                                    Charges       Activity      Activity     June 30, 2001
                                                    -------       --------      --------     -------------
                                                                                              (unaudited)
                                                                                              -----------
         Employee severance costs                     $ 11,260    $  3,009      $  3,148        $   5,103
         Leasehold and other costs                       1,296           -         1,261               35
                                               ----------------------------------------------------------
                           Total                      $ 12,556    $  3,009       $ 4,409        $   5,138
                                               ==========================================================

3.  Income Taxes

SFAS 109, " Accounting for Income Taxes," requires that a valuation allowance be established when, based on an evaluation of objective verifiable evidence, there is a likelihood that some portion or all of the deferred tax assets will not be realized. The Company continually reviews the adequacy of the valuation allowance for deferred tax assets. In the second quarter of 2001, the Company increased its valuation allowance against deferred tax assets by $22,300. The valuation allowance is primarily attributed to foreign tax credits on unremitted earnings from foreign subsidiaries of $18,000, and other U.S. deferred tax assets of $ 4,300. The increase in the valuation allowance is the result of the Company's continuing review, including an assessment of the Company's future prospects as described in its press release dated September 4, 2001 and the significant uncertainty surrounding the cyclical downturn in the semiconductor industry.

If the Company generates future taxable income in the U.S. against which these tax attributes may be applied, some portion or all of the valuation allowance would be reversed and increase net income reported in future periods.


4.  Supplementary Financial Information

Balance Sheet Information

                                                           June 30,2001             December 31,  2000
                                                           ------------            -------------------
                                                            (unaudited)
                                                            -----------
     Inventories
          Raw materials..............................         $   38,586                 $  31,128
          Work in process............................             11,061                    12,194
          Finished goods.............................             24,518                    19,318
                                                              ----------                 ---------
                                                              $   74,165                 $  62,640
                                                              ==========                 =========


5.  Comprehensive Income (Loss)

Total comprehensive income (loss) represents net income (loss) plus the results of certain equity changes not reflected in the condensed consolidated and combined statements of operations.

The components of accumulated other comprehensive income (loss) are shown below.

                                                      Three Months Ended June 30,              Six Months Ended June 30,
                                                      ----------------------------             -------------------------
                                                       2001                2000                 2001                2000
                                                       ----                ----                 ----                ----
                                                              (unaudited)                             (unaudited)
                                                              -----------                             -----------
Net income (loss)                                      $  (27,373)             $  8,430        $  (33,415)          $  15,691
Other comprehensive income (loss):
       Foreign currency translation adjustments            (4,389)                1,150           (11,404)              1,391
                                                     ------------------------------------------------------------------------
                                                       $  (31,762)             $  9,580        $  (44,819)          $  17,082
Total comprehensive income (loss)

6. Earnings Per Share

As discussed in Note 1, "Background and Basis of Presentation," the Company effected a stock split resulting in 32,500,000 common shares outstanding after giving effect to the split. Basic and diluted earnings (loss) per share have been computed by dividing the net income (loss) for each period presented by the 32,500,000 common shares outstanding subsequent to completion of the recapitalization.


7.  Business Segment Information

The Company has one reportable segment that develops, manufactures and sells consumables and capital equipment to semiconductor fabrication companies and other companies using similar manufacturing processes, as well as OEM suppliers to those companies. The Company also provides capital equipment warranty and repair services to customers in this segment. The Company's products include membrane and metal based filters, housings, precision liquid dispense filtration pumps, resin based gas purifiers and mass flow and pressure controllers. The products are used by customers in manufacturing operations to remove contaminants in liquid and gas processes, to purify liquids and gases, to measure and control flow rates and to control and monitor pressure and vacuum levels during the manufacturing process. The Company's products are sold worldwide through a direct sales force and through distributors in selected regions.

     The Company attributes net sales to different geographic areas as presented in the table below.

          Net Sales

                     Three Months Ended June 30,     Six Months Ended June 30,
                     ---------------------------     -------------------------
                              (unaudited)                   (unaudited)
                              -----------                   -----------
                        2001              2000         2001             2000
                      --------          --------     --------         --------
United States......   $ 18,423          $ 33,327     $ 48,350         $ 63,420
Japan..............     21,080            32,464       50,856           62,568
Asia...............      9,321            11,740       22,600           21,445
Europe.............      7,559             8,673       17,601           16,410
                     ---------          --------     --------         --------
     Total.........  $  56,383          $ 86,204     $139,407         $163,843
                     =========          ========     ========         ========


8. Transactions with Millipore

The Separation Revolving Credit Agreement (the "Credit Agreement") provides for Millipore to lend the Company funds between the Separation date and the date of the IPO in order to satisfy working capital needs. Under the Credit Agreement, the Company may borrow up to $100,000, from Millipore at any time or from time to time prior to the repayment date. As of June 30, 2001, $13,815 was due to Millipore under this agreement. In the event this is not repaid on the repayment date specified in the Credit Agreement, interest will accrue on borrowed amounts at the per annum rate of twelve-month LIBOR plus 1.5%. At June 30, 2001, the interest rate would have been 5.56% per annum.

Since it was impractical in some jurisdictions to transfer certain account balances to different legal entities as of the date of the Company's separation from Millipore, Millipore retained certain of the Company's accounts payable and accounts receivable balances and the Company assumed certain of Millipore's accounts payable and accounts receivable balances. The net amount due from Millipore at the Separation related to these exchanges was approximately $6,994 and was reflected as a reduction in the amount due to Millipore under the Credit Agreement that was used by Millipore to fund the Company's cash needs from the Separation date until the closing of the IPO.

Products purchased from Millipore were $750 and $1,090 for the three months ended June 30, 2001 and 2000, respectively, and $1,807 and $1,970 for the six months ended June 30, 2001 and 2000, respectively. Products sold to Millipore were not material for the periods presented. In addition, the consolidated and combined financial statements include amounts for certain allocated corporate expenses and services purchased under the transition service agreements between Millipore and the Company. These amounts are of $3,537 and $11,097 for the three months ended June 30, 2001 and 2000 and $13,799 and $22,331, for the six months ended June 30, 2001 and 2000 respectively.

9. Commitments and Contingencies

In July 2000, Kurabo Industries Ltd. sued Millipore's Japanese subsidiary in the Osaka District Court, Osaka, Japan. As a part of the separation, this subsidiary was transferred to the Company. This suit alleges that certain filter cartridges manufactured in Japan by the Company's subsidiary, Nihon Mykrolis KK ("NMKK") infringes a Japanese patent held by the plaintiff. The suit seeks $11,000 in damages and an injunction against the future use of these filter cartridges. NMKK has responded to this suit by denying any infringement. The Company does not expect this suit to have a material adverse impact on its financial position or results of operations.

There have been no significant developments with respect to the Company's legal proceedings, which were disclosed in the Company's Form S-1. The Company is also subject to a number of claims and legal proceedings which, in the opinion of the Company's management, are incidental to the Company's normal business operations. In the opinion of the Company, although final settlement of these suits and claims may impact the Company's financial statements in a particular period, they will not, in the aggregate, have a material adverse effect on the Company's financial position, results of operations or cash flows.


10. Recently Issued Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. SFAS 142 requires, among other things, the cessation of the amortization of goodwill. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. We are currently assessing the impact of this new statement on our consolidated financial position and results of operations and have not yet determined the impact of adoption.


11. Subsequent Events

On August 9, 2001 the Company completed its initial public offering, receiving net proceeds of approximately $94,490, after deducting underwriting commissions and offering expenses, from the sale of 7,000,000 shares of common stock. The Company has retained $75,000 of the net proceeds and paid the balance to Millipore as repayment of amounts outstanding under the Credit Agreement. After completion of the IPO, Millipore owned approximately 82.3% of the Company's outstanding shares of common stock.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

     You should read the following discussion of our financial condition and results of operations with the condensed consolidated and combined financial statements and notes to the condensed consolidated and combined financial statements included herein. This discussion contains forward-looking statements and involves numerous risks and uncertainties, which are described under "Forward Looking Statements" below. Our actual results may differ materially from those contained in any forward-looking statements.

Overview and Financial Condition

On October 3, 2000, Millipore Corporation ("Millipore") announced its plan to spin-off its microelectronics business which serves the semiconductor industry and certain related industries with products needed to manufacture semiconductor devices as well as a range of other products that now comprises the Company. On October 16, 2000, Mykrolis Corporation was incorporated in Delaware as a wholly-owned subsidiary of Millipore to receive Millipore's microelectronics business and to be the spun off company. As used herein, the terms the "Company", "Mykrolis", "we", "us" and "our" each refer to Mykrolis Corporation and subsidiaries and to the historical operations of the microelectronics business of Millipore. Our business historically has been operated as a fully integrated business unit of Millipore. On March 31, 2001, Millipore transferred to us substantially all of the assets and liabilities associated with its microelectronics business. We completed our initial public offering of 7 million shares of common stock on August 9, 2001. After the initial public offering, Millipore owned 32.5 million shares or approximately 82.3% of our total outstanding common stock. Millipore has announced that it intends to distribute the shares of our common stock that it owns to Millipore shareholders through a tax-free dividend approximately six months following the initial public offering. The distribution by Millipore is subject to conditions, which may not occur by the contemplated time or at all.

In connection with our separation from Millipore, we entered into agreements with Millipore under which Millipore agreed to provide services to us during a transition period after the separation date. The agreements relate to facilities services, information technology services, distribution, accounting, finance and other services and arrangements. Under these agreements, we will reimburse Millipore for the cost of these services. The duration of each of the different transition services varies depending on the anticipated time it will take for us to replace the service, but is generally for a one-year period. In addition, we have entered into agreements with Millipore for membrane manufacturing and supply, research and development, product distribution and contract manufacturing, generally for a five-year period. Many of the agreements may be extended beyond the initial transition period by mutual agreement of the parties. The agreements do not necessarily reflect the costs of obtaining the services from unrelated third parties or of our providing the applicable services ourselves. However, we believe that purchasing these services from Millipore provides us with an efficient means of obtaining these services during the transition period. In addition, we have agreed to provide transition services to Millipore, for which we will be reimbursed at our cost. As these transition agreements expire without renewal, we must negotiate new agreements with various third parties as a separate, stand-alone entity. There can be no assurance that the terms we will be able to negotiate for these agreements will be as favorable as those we enjoyed as part of Millipore. In addition, as part of Millipore, we benefited from various economies of scale including shared global administrative functions, facilities and volume purchase discounts. We expect that our costs and expenses will increase as a result of the loss of these economies of scale, although the amount is not determinable at this time.

Basis of Presentation

Our condensed combined financial statements include amounts prior to March 31, 2001 that have been derived from the consolidated financial statements and accounting records of Millipore using the historical results of operations and historical basis of assets and liabilities of our business. We believe the assumptions underlying the condensed combined financial statements are reasonable. However, the condensed combined financial information included herein may not necessarily reflect our operating results, financial position and cash flows in the future or what they would have been had we been a separate, stand-alone entity during the periods presented. Because a direct ownership relationship did not exist among all our various units, Millipore's net investment in us is shown in lieu of stockholders' equity in the condensed combined financial statements prior to the separation. We began accumulating retained earnings on April 1, 2001, following the effective date of the separation agreement with Millipore, pursuant to which our assets and liabilities were transferred to us. Beginning April 1, 2001, our condensed consolidated financial statements include all our wholly-owned subsidiaries and our assets and liabilities. All material intercompany transactions and balances between and among our subsidiaries have been eliminated.


Prior to March 31, 2001 Millipore allocated certain corporate expenses, including centralized research and development, legal, accounting, employee benefits, officers' salaries, facilities, insurance, information technology services, distribution, treasury and other Millipore corporate and infrastructure costs. These expense allocations were determined on a basis that Millipore and we consider to be a reasonable assessment of the utilization of services provided or the benefit received by us. At the separation date, we entered into transition service agreements with Millipore for Millipore to provide specified functions and for us to reimburse Millipore for the cost of these functions. The agreements do not necessarily reflect the costs of obtaining the services from unrelated third parties or of our providing the applicable services ourselves. However, we believe that purchasing these services from Millipore provides us with an efficient means of obtaining these services during the transition period. In addition, we have agreed to provide transition services to Millipore, for which we will be reimbursed at our cost.

Millipore uses a centralized approach to cash management and the financing of its operations. Prior to the separation, our cash deposits were transferred to Millipore on a regular basis and netted against Millipore's net investment. As a result, none of Millipore's cash, cash equivalents or debt at the corporate level were allocated to us in our consolidated and combined financial statements. Changes in invested equity include our net earnings plus net cash transfers to or from Millipore. After the separation but prior to the initial public offering, cash deposits were netted against the Separation Revolving Credit Agreement.


Restructuring and Other Charges and Non-recurring Separation Expenses

During the first quarter of 2001, we recorded restructuring and other charges of $12.6 million in connection with our separation from Millipore to improve our manufacturing asset utilization and resize our overall cost structure. The restructuring and other charges included approximately $11.3 million of employee severance costs, approximately $1.0 million of equipment and leasehold improvements write-off and approximately $0.3 million of lease cancellation costs. Key initiatives of the restructuring program included:

     . Consolidating manufacturing operations to eliminate redundant manufacturing processes. We are in the process of relocating the operations of two of our manufacturing facilities in the U.S. and downsizing our manufacturing facility in England. The consolidation of our manufacturing operations is expected to be substantially completed in the first quarter of 2002.

     . Realigning our European organizational structure to focus on our operating business units, thereby consolidating our sales and administrative activities into fewer locations that are closer to our customer base. We expect to complete this transition during 2001.

     . Reducing our administrative and management infrastructure costs in Asia. These cost reductions are expected to result in lower overhead for administrative and management infrastructure in Asia and will be achieved through reduced facility costs and administrative positions during 2001.

     . Reducing our workforce in the U.S. in order to address anticipated changes in the demand for our products due to the current semiconductor industry downturn. This action was completed during the second quarter of 2001.

     The restructuring initiatives resulted in the elimination of 205 positions worldwide. Notification to employees was completed in the first quarter of 2001. However, a number of these employees will continue in their existing positions through the first quarter of 2002 with their related salary costs charged to operations as incurred. In the first six months of 2001, approximately $7.4 million of restructuring reserve, consisting primarily of severance and associated benefits for 97 employees, was utilized. At June 30, 2001, approximately $5.1 million of restructuring costs remained accrued. We believe that such amounts will be substantially paid by the end of the first quarter of 2002. The restructuring program is expected to yield annualized savings of approximately $8.8 million. The savings will result from reduced wages, facility related costs and depreciation. The savings will be reflected in costs of sales, selling, general and administrative expenses and research and development expenses. The savings began in the second quarter of 2001 but are not expected to be fully realized until the first quarter of 2002.

In addition, in connection with our separation from Millipore and the implementation of our worldwide manufacturing strategy, we expect to incur incremental, non-recurring operating costs and expenses which, we estimate, could amount to approximately $17.5 million over a three-year period from 2001 to 2003. These anticipated costs and expenses are associated with the following:

     . Continued implementation of our manufacturing strategy, including our plan to open a new manufacturing facility and to relocate production activities to this new facility. We anticipate that these expenses will total approximately $7.0 million and will include severance costs, retention bonuses and increased depreciation due to decreases in the estimated useful lives of fixed assets and leasehold improvements. The majority of these costs will be incurred by 2002.

     . Other separation-related costs and expenses including legal fees, increased marketing expenses related to establishing a new brand identity, retention bonuses, increased depreciation due to decreases in the estimated useful lives of fixed assets and leasehold improvements. These costs and expenses totaled $3.8 million in the six months ended June 30, 2001. Through the end of 2002, we anticipate incurring additional similar costs and expenses totaling approximately $6.7 million.

     We will also incur other third party costs, fees and expenses relating to our separation from Millipore. Such costs, fees and expenses include, among others, start-up costs related to designing and constructing our computer infrastructure and implementing treasury, real estate, pension and records retention management services. We expect to outsource these services and functions and will need to negotiate service agreements with new service providers. We expect these future costs to be consistent with the historical costs incurred for these services.


Results of Operations

Operating trends and recent developments

We are continuing to experience softening demand for our liquid and gas delivery systems, components and consumables from a number of our large customers. These customers have placed fewer orders as they attempt, we believe, to manage their demand and their inventories in response to weakness in their market. As a result, we anticipate our revenues and our operating income to decrease in 2001 as compared to 2000. There can be no assurance as to the extent or duration of this cyclical downturn or as to its impact on us. We are taking actions to reduce capital expenditures, operating costs and expenses in response to these recent adverse trends. In connection with this, on September 4, 2001 we announced that we expect our revenues for the third quarter of 2001 to be in the range of $36 million to $40 million, which is below our previous internal expectations. We also announced that we will take a series of expense reduction actions to respond to anticipated lower revenues.


Three months ended June 30, 2001 compared to three months ended June 30, 2000

Net Sales
Net sales were $56.4 million for the three months ended June 30, 2001, which represented a 34.6%, or $29.8 million, decrease from the three months ended June 30, 2000. This decrease is due to lower sales volume as a result of the current downturn in the semiconductor industry, which has reduced our customer demand. Although recently published industry results and forecasts predict continued weakness of demand for both semiconductors and semiconductor capital equipment for at least the remainder of 2001, the extent and duration of this industry downturn is unknown.

Sales by geography are summarized in the table below.

                                 Net Sales in U.S. Dollars       As a Percentage of Total Net Sales
                                 -------------------------       ---------------------------------
                                                    Three Months Ended June 30,
                                                           (unaudited)
                                 -----------------------------------------------------------------
                                         2001           2000           2001           2000
                                        ------         ------         ------         ------
United States..........                 $ 18.4         $ 33.3          32.6%          38.6%
Japan..................                   21.1           32.5          37.4           37.7
Asia...................                    9.3           11.7          16.5           13.6
Europe.................                    7.6            8.7          13.5           10.1
                                        ------         ------         ------         ------
     Total.............                 $ 56.4         $ 86.2         100.0%         100.0%
                                        ======         ======         ======         ======

Gross Profit Margins
Our gross profit as a percentage of net sales was 35% for the three months ended June 30, 2001 as compared to 53.3% for the three months ended June 30, 2000. The decrease is primarily due to reductions in product demand and related reduced production volumes. We have responded to this change in demand during the first quarter of 2001 by restructuring our manufacturing operations.

Operating Expenses
Selling, general and administrative expenses decreased 16.1% or $3.9 million, from $24.1 million in the prior year quarter to $20.2 million for the three months ended June 30, 2001. Excluding $0.3 million of non-recurring separation related costs and expenses, selling, general and administrative expenses decreased by 17.5% or $4.2 million. The decrease for the three months ended June 30, 2001 was due to lower selling, general and administrative head count primarily as a result of the restructuring initiated in the first quarter of 2001 as well as reduced discretionary spending.

Research and development expenses were $5.5 million in the three months ended June 30, 2001 and 2000. We intend to continue to fund key research and development programs despite the current industry downturn.

Other Expense-Net
Other expense-net decreased $2 million, from a net expense of $2.7 million for the three months ended June 30, 2000 to a net expense of $0.7 million for the same period in 2001. The reduction in net expense was attributed primarily to the write off of investment holdings in a privately held U.S. company of $3.0 million during the second quarter of 2000 offset by foreign currency transaction gains. For the three months ended June 2001, other expense, net includes foreign currency transaction exchange losses of $0.6 million as well as $0.1 million loss on investments in 20%-50% owned entities accounted for under the equity method.

Income Taxes Expense
Income taxes were calculated on a separate return basis as if we filed tax returns separately from Millipore. However, we will be included in the Millipore consolidated tax return until the date that Millipore distributes our shares to its stockholders. Millipore is managing its consolidated tax position for the benefit of its entire portfolio of businesses, and its tax strategies are not necessarily reflective of the tax strategies that we would have followed or will follow as a stand-alone company. We will continue to evaluate our tax position throughout 2001 and to evaluate our effective tax rate in subsequent quarters depending on the geographic mix of our earnings and the continued development of our tax strategies during the year.

For the second quarter of 2001, we recorded an income tax expense of $20.6 million on a pre-tax loss of $6.8 million. This expense is primarily attributable to an increase in the valuation allowance or reserve against foreign tax credits on unremitted earnings of our foreign subsidiaries of approximately $18 million and other U.S. deferred tax assets of approximately $4.3 million. SFAS 109, "Accounting for Income Taxes," requires that we establish a valuation allowance or reserve when, based on an evaluation of objective verifiable evidence, we believe there is a likelihood that some portion or all of the deferred tax assets will not be realized. Our increase in the valuation allowance or reserve for these tax assets was made based on our re-assessment of our future revenue prospects as announced in our press release dated September 4, 2001 relating to our estimate for third quarter revenues and on the significant uncertainty surrounding the cyclical downturn in the semiconductor industry.

The Company is currently undertaking tax planning initiatives designed to generate future U.S. taxable income. If the Company generates future taxable income in the U.S. against which these tax attributes may be applied, some portion or all of the valuation allowance or reserve for these tax assets would be reversed and an increase in net income would consequently be reported in future periods.

For the second fiscal quarter of 2000, the Company recorded income tax expense of $5.2 million on pre-tax income of $13.6 million.


Six months ended June 30, 2001 compared to six months ended June 30, 2000

Net Sales
Net sales were $139.4 million for the six months ended June 30, 2001, which represented a 14.9%, or $24.4 million, decrease from the six months ended June 30, 2000. The decline in sales was most significant in the U.S., while sales in Europe and Asia grew slightly. This sales decrease is due to lower sales volume as a result of the current downturn in the semiconductor industry. Sales of microelectronic hardware have declined as new semiconductor plant construction and upgrades have declined due to industry overcapacity. In addition, sales of consumable purification products also declined, although to a lesser extent, as semiconductor fabrication plants have been focusing on achieving manufacturing efficiencies and reducing material costs.

Sales by geography are summarized in the table below.

                                 Net Sales in U.S. Dollars       As a Percentage of Total Net Sales
                                 -------------------------       ---------------------------------
                                                    Six Months Ended June 30,
                                                           (unaudited)
                                 -----------------------------------------------------------------
                                         2001           2000           2001           2000
                                        ------         ------         ------         ------
United States..........                 $ 48.3         $ 63.4           34.7%          38.7%
Japan..................                   50.9           62.6           36.5           38.2
Asia...................                   22.6           21.4           16.2           13.1
Europe.................                   17.6           16.4           12.6           10.0
                                        ------         ------         ------         ------
     Total.............                 $139.4         $163.8          100.0%         100.0%
                                        ======         ======         ======         ======

Gross Profit Margins
Our gross profit as a percentage of net sales was 42.5% for the six months ended June 30, 2001 as compared to 52.2% for the six months ended June 30, 2000. The decrease is primarily due to reductions in product demand and related reduced production volumes. We have responded to this change in demand during the first quarter of 2001 by restructuring our manufacturing operations as a result of the industry downturn. We are continuing to assess the impact of the ongoing industry downturn on manufacturing operations.

Operating Expenses
Selling, general and administrative expenses decreased 3.5% or $1.7 million, from $47.2 million for the six months ended June 30, 2000 to $45.5 million for the six months ended June 30, 2001. Excluding $3.8 million of non-recurring separation related costs and expenses, selling, general and administrative expenses decreased by 11.7% or $5.5 million. The decrease for the six months ended June 30, 2001 was due to lower selling, general and administrative head count primarily as a result of the restructuring initiated in the first quarter of 2001 as well as reduced discretionary spending.

Research and development expenses were $11.4 million in the six months ended June 30, 2001 compared to $10.5 million for the six months ended June 30, 2000.

Restructuring and Other Charges
During the six months ended June 30, 2001, we recorded restructuring and other charges of $12.6 million in connection with our separation from Millipore and to improve our manufacturing asset utilization and resize our overall cost structure. The restructuring and other charges included $11.3 million of employee severance costs, a $1.0 million write-off of equipment and leasehold improvements, $0.3 million of lease cancellation costs.

Other Expense-net
Other expense-net decreased $1.5 million, from a net expense of $2.5 million for the six months ended June 30, 2000 to a net expense of $1 million for the same period in 2001. The reduction of net expense was attributed primarily to the write off of investment holdings in a privately held U.S. company of $3 million during the second quarter of 2000 offset by foreign currency transaction gains. For the six months ended June 2001, other expense, net includes foreign currency transaction exchange losses of $1 million.

Income Tax Expense

For the six months ended June 30, 2001, we recorded income tax expense of $22.1 million on a pre-tax loss of $11.3 million. This expense is primarily attributable to an increase in the valuation allowance or reserve against foreign tax credits on unremitted earnings of our foreign subsidiaries of approximately $18 million and other U.S. deferred tax assets of approximately $4.3 million. SFAS 109, "Accounting for Income Tax," requires that we establish a valuation allowance or reserve when, based on an evaluation of objective verifiable evidence, we believe there is a likelihood that some portion or all of the deferred tax assets will not be realized. Our increase in the valuation allowance or reserve for these tax assets was made based on our re-assessment of our future revenue prospects as announced in our press release dated September 4, 2001 relating to our estimate for third quarter revenues and on the significant uncertainty surrounding the cyclical downturn in the semiconductor industry.

The Company is currently undertaking tax planning initiatives designed to generate future U.S. taxable income. If the Company generates future taxable income in the U.S. against which these tax assets may be applied, some portion or all of the valuation allowance or reserve for these tax assets would be reversed and an increase in net income would consequently be reported in future periods.

For the six months ended June 30, 2000, the Company recorded income tax expense of $9.6 million on pre-tax income of $25.3 million.


Liquidity and Capital Resources

During the six month period ended June 30, 2001 our net cash used in operating activities was $8.3 million as compared to net cash used by operating activities of $10.3 during the six month period ended June 30, 2000. The net cash used by operating activities resulted from operating losses related to the continued industry wide downturn affecting the microelectronics industry and our business, the growth of inventory of $13.5 million, the reduction in accounts payable of $9.8 million and the effect of our separation arrangements with Millipore that impacted the timing of the collection of certain accounts receivable. Our separation arrangements included the exchange of our U.S. accounts receivable for Asian accounts receivable of Millipore having substantially equivalent value. This exchange was made because it was not practical to transfer back to Millipore the accounts receivable of the former Millipore Asian subsidiaries that were transferred to us in connection with the separation. We believe that the credit worthiness of the Asian accounts receivable we assumed is at least equivalent to the quality of the U.S. accounts that we transferred. Historically due to regional business practices, accounts receivable in Asia are outstanding for longer periods than accounts receivable in the U.S. The Company expects that net cash from operating activities during the third quarter of 2001 will be positively impacted by the collection of these accounts receivable.

Our principal cash requirements have been to fund working capital requirements and additions to property, plant and equipment that support the separation of our business. In the six months ended June 30, 2001, cash flows used in investing activities were $4.3 million, primarily used in relation to the construction and purchase of production and research and development equipment, and the addition to our manufacturing capacity needed as a result of our separation from Millipore. In the six months ended June 30, 2000, cash flows used in investing activities were $4.8 million due to the acquisition of production equipment in our Allen, Texas and Jaffrey, New Hampshire plants as well as clean room facilities in Yonezawa, Japan. Cash flows from financing activities of $12.7 million for the six month period ended June 30, 2001 resulted from borrowings under the separation revolving credit agreement with Millipore. Cash flows from financing activities for the six months ended June 30, 2000 were $15.1 million and resulted from capital contributions from Millipore. As of June 30, 2001, we did not have any major outstanding capital commitments.

Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of our business and some of which arise from uncertainties related to global economies. We believe that our net proceeds from our initial public offering of $75 million together with expected cash collections from existing trade receivables will be sufficient to satisfy our working capital, capital expenditure, restructuring and research and development requirements for an eighteen month period following the initial public offering. We expect that our cash flow needs beyond this eighteen month period will be satisfied through cash flow generated from operations together with short-term borrowings. Pursuant to the terms of the lease for our Bedford, Massachusetts facility, the landlord has an option to sell the facility to us at any time prior to November 2005, the end of the lease term, at 90% of the then current fair market value. We estimate that the current fair market value of the facility is approximately $15.8 million. If our cash flows from operations and short term borrowings are less than we expect, we may need to incur debt or issue additional equity. Also we may need to incur debt or issue equity to make a strategic acquisition or investment. Prior to the distribution, our ability to incur debt will be limited by the covenants in Millipore's existing debt agreements. There can be no assurance that we will be able to obtain necessary short-term or other financing on favorable terms or at all. If we are unable to obtain necessary financing, we may not have sufficient cash to operate our business.

Revolving Credit Facility

Based upon recent discussions with Fleet National Bank and Fleet Securities, Inc., we expect to enter into a short-term revolving credit facility, which will provide for borrowings of up to $35 million. We anticipate that this short-term revolving credit facility will be secured by substantially all of our assets. Millipore has entered into an amendment under its revolving credit agreement which permits us to enter into this secured short-term revolving credit facility. In addition, we believe that this secured, short-term revolving credit facility qualifies for one of the limited exceptions to the prohibition on the creation of liens under Millipore's public debt agreements and under its Note due 2004. To date, no definitive agreement has been executed, and no assurance can be given that we will be able to enter into the short-term revolving credit facility on these terms or at all.

Recently Issued Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. SFAS 142 requires, among other things, the cessation of the amortization of goodwill. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires us to complete a transitional goodwill impairment test six months from the date of adoption. We are currently assessing the impact of this new statement on our consolidated financial position and results of operations and have not yet determined the impact of adoption.

Forward Looking Statement Disclaimer

The matters discussed herein, as well as in future oral and written statements by management of Mykrolis Corporation that are forward-looking statements, are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. When used herein or in such statements, the words "anticipate", "believe", "estimate", "expect", "may", "will", "should" or the negative thereof and similar expressions as they relate to Mykrolis or its management are intended to identify such forward-looking statements. Potential risks and uncertainties that could affect Mykrolis' future operating results include: further deterioration in our revenues due to a prolonged downturn in the semiconductor industry; our inability to enter into a definitive agreement for a short term revolving credit facility; the loss of or reduction in orders from our key customers, who are likewise adversely impacted by the downturn in the semiconductor industry and which account for a large percentage of our sales; delays or disruptions in the transfer of the production of our products to different manufacturing facilities pursuant to the separation from Millipore; increased competition in our industry resulting in downward pressure on prices and reduced margins; increased costs associated with building out our business infrastructure in connection with our separation from Millipore; and those risks described under the heading "Risk Factors" in our Registration Statement on Form S-1 (Reg. No. 333-57182) which was declared effective on August 9, 2001.



ITEM 3.  Quantative and Qualitative Disclosures about Market Risk

We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, and assets and liabilities denominated in currencies other than the U.S. dollar. Historically, our exposure to exchange rate risk has been managed on an enterprise-wide basis as part of Millipore's risk management strategy. Millipore manages these market risks through its normal financing and operating activities and, when appropriate, through the use of derivative financial instruments. We do not currently hold derivative financial instruments and are currently evaluating our future hedging strategy. We sell our products in many countries and a substantial portion of our net sales and a portion of our costs and expenses are denominated in foreign currencies. Approximately 65% of our net sales in the six months ended June 30, 2001 were derived from customers located outside of the U.S., principally in Asia including Japan, where we also manufacture. This exposes us to risks associated with changes in foreign currency that can adversely impact revenues, net income and cash flow. In addition, we are potentially subject to concentrations of credit risk, principally in accounts receivable, as historically we have relied on a limited number of customers for a substantial portion of our net sales. We perform ongoing credit evaluations of our customers and we generally do not require collateral. Our major customers are large, well-established microelectronics companies that have historically paid their accounts receivable balances with us.

                           Part II - Other Information

ITEM 2.  Changes in Securities and Use of Proceeds

On August 9, 2001, the Securities and Exchange Commission declared our Registration Statement on Form S-1 (Reg. No. 333-57182) effective. On August 15, 2001, we closed our offering for an aggregate of 7,000,000 shares of our common stock at an offering price of $15.00 per share. The managing underwriters for the offering were Banc of America Securities LLC, Salomon Smith Barney Inc. and ABN AMRO Rothschild LLC. Net proceeds to us were approximately $94.5 million after deducting underwriting discounts and commissions of approximately $7.3 million and estimated offering expenses of approximately $3.2 million. None of such offering expenses were paid, directly or indirectly, to any of our directors, officers, affiliates or ten percent or greater stockholders. The underwriters were granted an option to purchase up to an additional 1,050,000 shares of our common stock to cover over-allotments, if any; this option expired unexercised on September 9, 2001.



ITEM 4.  Submission of Matters to a Vote of Security Holders


Effective May 5, 2001, our sole stockholder as of that date, Millipore Corporation, voted by written consent to re-elect Robert E. Caldwell as a Class I director to serve until the Annual Meeting of Stockholders to be held in 2004. The terms of C. William Zadel, Michael A. Bradley and Thomas O. Pyle continue beyond the effective date of this sole stockholder's consent.



ITEM 6.     Exhibits and Reports on Form 8-K

a.   Exhibits

     99.1   Press Release, dated September 4, 2001

b.   Report on Form 8-K

     No reports on Form 8-K have been filed by the Company during the fiscal quarter ended June 30, 2001.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


         Mykrolis Corporation
         Registrant



September 18, 2001                  /s/ Bertrand Loy
------------------         ----------------------------------------
Date  Bertrand Loy
      Vice President and Chief Financial Officer


September 18, 2001                       /s/ Donna Wargo
-------------------        -----------------------------------
Date     Donna Wargo
         Corporate Controller and Chief Accounting Officer

Exhibit 99.1


FOR IMMEDIATE RELEASE


Mykrolis Announces Third Quarter Revenue Estimate
-------------------------------------------------


Bedford, Massachusetts - September 4, 2001 - Mykrolis Corporation (NYSE: MYK), formerly the Microelectronics Division of Millipore Corporation (NYSE: MIL) and a leading supplier to the semiconductor industry, announced today that it expects revenues for the third quarter of 2001 to be in the range of $36 million to $40 million, which is below previous internal expectations. This compares to second quarter 2001 revenue of $56.4 million and represents a decline of 29 percent to 36 percent versus prior quarter.

C. William Zadel, Mykrolis Chairman and CEO, said: "The prolonged and severe downturn in the semiconductor industry continues to affect Mykrolis, resulting in lower expectations for our third-quarter revenues. Of particular note is the very recent reduction in our revenue forecast for Japan, which is consistent with late-breaking announcements from Japanese device manufacturers and OEM equipment manufacturers."

Zadel continued: "Given the current environment, we will be taking a series of expense reduction actions, which will be announced prior to the end of this month. While we do this we will continue to be dedicated to long-term growth by protecting key R&D programs and fostering partnerships with our customers in order to meet their technology and growth needs in the next upturn."

The Company further announced that it expects earnings per share in the third quarter to range from a loss of $0.38 to a loss of $0.45.


Conference Call
---------------
Mykrolis will hold a teleconference and a webcast conference call on its Q3 revenue estimate on September 4, 2001, 9:00 AM EDT. For the teleconference, the dial-in number is 888-273-9885; outside the U.S. the number is 612-332-0530. For the webcast, go to the Mykrolis web site at www.mykrolis.com and click on the "investors" link for details on this event.

About Mykrolis
--------------
Mykrolis Corporation, based in Bedford, Massachusetts, is a global supplier of advanced process solutions for gas and liquids filters and delivery systems for the semiconductor, flat panel, fiber optic and optical disc industries.

Mykrolis Forward Looking Statement Disclaimer

The matters discussed herein, as well as in future oral and written statements
--------------------------------------------------------------------------------
by management of Mykrolis Corporation that are forward-looking statements, are
--------------------------------------------------------------------------------
based on current management expectations that involve substantial risks and
--------------------------------------------------------------------------------
uncertainties which could cause actual results to differ materially from the
--------------------------------------------------------------------------------
results expressed in, or implied by, these forward-looking statements. When used
--------------------------------------------------------------------------------
herein or in such statements, the words "anticipate", "believe", "estimate",
--------------------------------------------------------------------------------
"expect", "may", "will", "should" or the negative thereof and similar
--------------------------------------------------------------------------------
expressions as they relate to Mykrolis or its management are intended to
--------------------------------------------------------------------------------
identify such forward-looking statements. Potential risks and uncertainties that
--------------------------------------------------------------------------------
could affect Mykrolis' future operating results include, without limitation,
--------------------------------------------------------------------------------
those risks described under the heading "Risk Factors" in the Mykrolis
--------------------------------------------------------------------------------
Corporation Form S-1 Registration Statement, dated August 9, 2001.
--------------------------------------------------------------------------------


                                     # # #


Investor Contact                            Media Contact
----------------                            -------------
Bertrand Loy                                Barbara Russo
Chief Financial Officer                     Director, Corporate Communications
781-533-5335                                781-533-2980
Bertrand_Loy@mykrolis.com                   Barbara_Russo@mykrolis.com