Form 10-Q
period 2001-09-30
MYKROLIS CORP
filed 2001-11-14
CIK 1133082

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from                                   to

COMMISSION FILE NUMBER                      001-16611

Mykrolis Corporation

(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization)

04-3536767

(I.R.S. Employer Identification No.)

One Patriots Park
Bedford, Massachusetts  01730

(Address of principal executive offices)

Registrant's telephone number, include area code                  (877) 695-7654

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X|  No |_|

The Company had 39,500,000 shares of common stock outstanding as of November 1, 2001.

                              Mykrolis Corporation
                               INDEX TO FORM 10-Q

                                                                                                                 Page No.
Part I.         Financial Information                                                                                3

Item 1.         Financial Statements                                                                                 3

                Condensed Consolidated and Combined Statements of Operations -
                      Three and Nine Months Ended September 30, 2001 and 2000                                        3

                Condensed Consolidated and Combined Balance Sheets -
                      September 30, 2001 and December 31, 2000                                                       4

                Condensed Consolidated and Combined Statements of Shareholders' Equity and Comprehensive
                 Income (Loss)- Nine Months Ended September 30, 2001 and December 31, 2000                           5

                Condensed Consolidated and Combined Statements of Cash Flows -
                      Nine Months Ended September 30, 2001 and 2000                                                  6

                Notes to Condensed Consolidated and Combined
                      Financial Statements                                                                           7

Item 2.         Management's Discussion and Analysis
                      of Financial Condition and Results of Operations                                              13

Item 3.         Quantitative and Qualitative Disclosures about Market Risks                                         19

Part II.        Other Information                                                                                   20

Item 2.         Changes in Securities and Use of Proceeds                                                           20

Item 6.         Exhibits and Reports on Form 8-K                                                                    20

                Signatures                                                                                          21

                        Part I - Financial Information

Item 1. Financial Statements

                              Mykrolis Corporation
          Condensed Consolidated and Combined Statements of Operations
                      (In thousands except per share data)
                                   (Unaudited)

                                                               Three Months Ended                      Nine Months Ended
                                                                 September 30,                           September 30,
                                                       -----------------------------------    ------------------------------------
                                                            2001               2000                2001                2000
                                                       ---------------    ----------------    ----------------    ---------------
Net sales                                                 $ 39,683            $ 91,692           $ 179,090           $ 255,535
Cost of sales                                               29,081              45,945             109,226             124,209
                                                          --------            --------           ---------           ---------

     Gross profit                                           10,602              45,747              69,864             131,326

Selling, general & administrative expenses                  19,178              25,467              64,719              72,677
Research & development expenses                              4,890               6,139              16,302              16,666
Restructuring and other charges                              4,922                (320)             17,478                (320)
                                                          --------            --------           ---------           ---------

     Operating income (loss)                               (18,388)             14,461             (28,635)             42,303

Other income (expense), net                                    169                 281                (849)             (2,253)
                                                          --------            --------           ---------           ---------

Income (loss) before income taxes                          (18,219)             14,742             (29,484)             40,050
Income tax expense                                           1,500               5,602              23,645              15,219
                                                          --------            --------           ---------           ---------

      Net income (loss)                                   $(19,719)           $  9,140           $ (53,129)          $  24,831

Basic and diluted earnings (loss) per share               $  (0.54)           $   0.28           $   (1.57)          $    0.76

Shares used in computing basic and diluted earnings
  (loss) per share:                                         36,423              32,500              33,813              32,500


The accompanying notes are an integral part of the condensed consolidated and combined financial statements.

                              Mykrolis Corporation
               Condensed Consolidated and Combined Balance Sheets
                                 (In thousands)

                                                                       September 30,
                                                                            2001                 December 31, 2000
--------------------------------------------------------------------------------------------------------------------
                                ASSETS                                  (Unaudited)
Current assets
   Cash and cash equivalents                                             $  81,106                   $      --
   Accounts receivable (less allowance for doubtful accounts of             44,248                      95,248
$2,730 at September 30, 2001 and  $1,497 at December 31, 2000)
   Inventories                                                              71,771                      62,640
   Deferred tax assets                                                         924                       8,554
   Other current assets                                                      1,983                       1,266
                                                                         ---------                   ---------
Total current assets                                                       200,032                     167,708

Property, plant and equipment, net                                          70,494                      73,784
Deferred tax assets                                                          5,327                      22,697
Goodwill (less accumulated amortization of $3,273 at September 30,          15,026                      15,620
2001 and $2,929 at December 31, 2000)
Other intangible assets (less accumulated amortization of $19,902 at
September 30, 2001 and $16,995 at December 31, 2000)                         7,685                      10,655
Other assets                                                                 4,936                       8,567
                                                                         ---------                   ---------
Total assets                                                             $ 303,500                   $ 299,031
                                                                         =========                   =========

                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Accounts payable - Millipore                                          $     225                   $      --
   Accounts payable                                                          8,656                      20,574
   Accrued expenses                                                         25,983                      17,097
                                                                         ---------                   ---------
Total current liabilities                                                   34,864                      37,671

Other liabilities                                                            9,748                      14,871
Commitments and contingencies
Shareholders' equity
   Shareholder's net investment                                                                        253,732
   Preferred stock, par value $0.01 per share, 5,000,000
     Shares authorized; no shares issued and outstanding                        --                          --
   Common stock, par value $0.01 per share, 250,000,000
     Shares authorized; 39,500,000 shares issued and outstanding               395                          --
   Additional paid-in capital                                              320,647                          --
   Accumulated deficit                                                     (47,092)                         --
   Accumulated other comprehensive loss                                    (15,062)                     (7,243)
                                                                         ---------                   ---------
Total shareholders' equity                                                 258,888                     246,489
                                                                         ---------                   ---------

Total liabilities and shareholders' equity                               $ 303,500                   $ 299,031
                                                                         =========                   =========


The accompanying notes are an integral part of the condensed consolidated and combined financial statements.

                              Mykrolis Corporation
   Condensed Consolidated and Combined Statements of Shareholders' Equity and
                          Comprehensive Income (Loss)
                                 (In thousands)

                                                                                                       Accumulated
                                                          Additional    Shareholder's                     Other            Total
                                                Common      Paid-In         Net         Accumulated   Comprehensive    Shareholders'
                                                 Stock      Capital      Investment       Deficit     Income (Loss)       Equity
                                                 -----      -------      ----------       -------     -------------       ------
Balance December 31, 1999.....................      --            --        193,400                         4,258         197,658
Net income....................................      --            --         37,371                            --          37,371
Net change in unearned compensation...........      --            --          1,107                            --           1,107
Net transfers from Millipore Corporation......      --            --         21,854                            --          21,854
Foreign currency translations.................      --            --             --                       (11,501)        (11,501)
                                                 -----      --------      ---------                     ---------       ---------
Balance December 31, 2000.....................      --            --        253,732             --         (7,243)        246,489
Net loss*.....................................      --            --         (6,037)       (47,092)            --         (53,129)
Net change in unearned compensation and
   other stock-based compensation*............      --            62          3,240                            --           3,302
Net transfers to Millipore Corporation*.......      --                       (1,141)                           --          (1,141)
Payment of separation note to Millipore
   Corporation*...............................               (22,877)                                                     (22,877)
Foreign currency translations*................      --            --             --                        (7,819)         (7,819)

Transfer to common stock and additional
   paid-in capital*...........................     325       249,469       (249,794)                           --              --
Issuance of common stock - net of expense*          70        93,993                                                       94,063
                                                 -----      --------                                                    ---------
Balance September 30, 2001*...................   $ 395      $320,647      $      --      $ (47,092)     $ (15,062)      $ 258,888
                                                 =====      ========      =========      =========      =========       =========

*     unaudited

                              Mykrolis Corporation
          Condensed Consolidated and Combined Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                    Nine Months Ended September 30,
                                                                                 --------------------------------------
                                                                                      2001                  2000
                                                                                 ----------------      ----------------
Cash Flows From Operating Activities:

Net income (loss)                                                                    $(53,129)             $ 24,831
Adjustments to reconcile net income (loss) to net cash used in operating activities:
   Loss on investments                                                                    156                 2,990
   Restructuring and other charges                                                     17,478                  (320)
   Depreciation and amortization                                                       11,625                 9,429
   Amortization of unearned compensation                                                  276                 1,865
   Deferred income tax expense                                                         25,000                    --
   Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable                                       47,266               (24,886)
      Increase in inventories                                                          (9,918)              (22,679)
      (Decrease) increase in accounts payable                                         (13,398)                3,932
      Decrease in other operating assets                                                2,450                 3,216
      Decrease in other operating liabilities                                         (10,449)               (2,176)
                                                                                     --------              --------
                            Net cash provided by (used in) operating activities        17,357                (3,798)

Cash Flows From Investing Activities:

Additions to property, plant and equipment                                             (7,405)               (7,042)
                                                                                     --------              --------
                                          Net cash used in investing activities        (7,405)               (7,042)

Cash Flows From Financing Activities:

Net proceeds from the issuance of common stock                                         94,063                    --
Payment of separation note to Millipore                                               (22,877)                   --
Net transfers (to) from Millipore                                                      (1,141)               10,840
                                                                                     --------              --------
                                      Net cash provided by financing activities        70,045                10,840
Effect of foreign exchange rates on cash and cash equivalents                           1,109

Net increase in cash and cash equivalents                                              81,106                    --

Cash and cash equivalents at beginning of period                                           --                    --
                                                                                     --------              --------

Cash and cash equivalents at end of period                                           $ 81,106              $     --
                                                                                     ========              ========


The accompanying notes are an integral part of the condensed consolidated and combined financial statements.

                              Mykrolis Corporation
        Notes to Condensed Consolidated and Combined Financial Statements
                 (In thousands except share and per share data)

1. Background and Basis of Presentation

Background

On October 3, 2000, Millipore Corporation ("Millipore") announced its plan to spin-off as a separate company, Millipore's microelectronics business which serves the semiconductor industry and certain related industries with products needed to manufacture semiconductor devices as well as a range of other products. On October 16, 2000, Mykrolis Corporation (the "Company") was incorporated in Delaware as a wholly-owned subsidiary of Millipore to receive Millipore's microelectronics business and to be the spun off company. Initially, 10,000 shares of the Company's common stock $.01 par value were authorized and issued. In March 2001, the Company adopted an Amended and Restated Certificate of Incorporation which, among other things, increased the authorized capital of the Company to 250,000,000 shares of common stock, $0.01 par value and 5,000,000 shares of preferred stock, $.01 par value per share. On March 31, 2001, Millipore transferred to the Company substantially all of the assets and liabilities associated with its microelectronics business (the "Separation") except for certain pension and retirement liabilities that will be transferred at the spin-off distribution. In addition, as it was impractical in some jurisdictions to transfer certain account balances to different legal entities at the Separation date, Millipore retained certain of the Company's accounts payable and accounts receivable balances and the Company assumed certain of Millipore's accounts payable and accounts receivable balances. Prior to the Separation the Company's business had been operated as a fully integrated business unit of Millipore. On July 12, 2001, the Company's Board of Directors declared a 3,250-for-1 stock split increasing the issued and outstanding common stock to 32,500,000 shares, all of which were owned by Millipore.

On August 9, 2001 the Company completed its initial public offering ("IPO") of 7,000,000 shares of Mykrolis common stock, representing approximately 17.7% of the Company's 39,500,000 total shares of common stock outstanding. The Company received net proceeds from the IPO of approximately $94,063, after deducting underwriting commissions and offering expenses. The Company has retained $75,000 of the net proceeds and paid the balance to Millipore as repayment of amounts outstanding under certain note due to Millipore in connection with the Separation. After completion of the IPO, Millipore owned approximately 82.3% of the Company's outstanding shares of common stock. Millipore has indicated that it intends to distribute the 32,500,000 shares of the Company's common stock that it owns to Millipore shareholders through a tax-free dividend approximately six months following the IPO. The distribution by Millipore is subject to conditions, which may not occur by the contemplated time or at all.

Basis of Presentation

The condensed combined financial statements include amounts prior to March 31, 2001 that have been derived from the consolidated financial statements and accounting records of Millipore using the historical results of operations and historical basis of assets and liabilities of the Company's business. Management believes the assumptions underlying the combined financial statements are reasonable. However, the condensed combined financial information included herein may not necessarily reflect the Company's operating results, financial position and cash flows in the future or what they would have been had the Company been a separate, stand-alone entity during the periods presented. Because a direct ownership relationship did not exist among all the various units comprising the Company, Millipore's net investment in the Company is shown as stockholders' equity in the condensed combined financial statements prior to the Separation. The Company began accumulating retained earnings (accumulated deficit) on April 1, 2001, following the effective date of the Separation Agreement with Millipore, pursuant to which the assets and liabilities of the Company's business were transferred to the Company. Beginning April 1, 2001, the Company's condensed consolidated financial statements include all wholly-owned subsidiaries and assets and liabilities of the Company. All material intercompany transactions and balances between and among the Company's subsidiaries have been eliminated.

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

Millipore uses a centralized approach to cash management and the financing of its operations. Prior to the Separation, cash deposits from the Company were transferred to Millipore on a regular basis and netted against Millipore's net investment. As a result, none of Millipore's cash, cash equivalents or debt at the corporate level were allocated to the Company in the condensed combined financial statements. Changes in Millipore's net investment include net earnings of the Company plus net cash transfers to or from Millipore. After the Separation but prior to the IPO, the Company's cash deposits were netted against the Separation Revolving Credit Agreement (see note 9 - Transactions with Millipore).

Interim Financial Statements

These condensed financial statements have been prepared in accordance with the rules of the Securities and Exchange Commission for interim financial statements and do not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the audited combined financial statements and notes thereto included in the Company's Form S-1 Registration Statement (Reg. No. 333-57182) declared effective August 9, 2001. The condensed financial information as of September 30, 2001 and for the three and nine month periods ended September 30, 2001 and 2000 is unaudited, but includes all adjustments that management considers necessary for a fair presentation of the Company's condensed consolidated and combined results of operations, financial position and cash flows. All of these adjustments are of a normal recurring nature. Results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of results to be expected for the full fiscal year 2001 or any other future periods.

2. Restructurings and Other Charges

During the third quarter of 2001, the Company recorded a restructuring charge of $4,922 in response to the prolonged duration and severity of the current semiconductor industry downturn. The restructuring charge included $2,495 of employee severance costs, a $726 write-off of leasehold improvements and $1,701 of net exit costs on leased properties. Key initiatives of the restructuring included:

o Reducing the Company's workforce in the U.S., Asia and Europe in order to resize the Company. This action was completed during the third quarter of 2001.

o Discontinuation of the Company's plan to renovate leased office space in Bedford, Massachusetts and instead exit that facility. This action was completed during the third quarter of 2001.

The restructuring initiatives resulted in the elimination of 153 positions worldwide. Notification to employees was completed in the third quarter of 2001, however a number of these employees will continue in their existing positions through the first quarter of 2002 with their related salary costs charged to operations as incurred. In the third quarter of 2001, approximately $75 of restructuring reserve, consisting primarily of severance and associated benefits for 22 employees, was utilized. At September 30, 2001, approximately $2,420 of employee severance costs remained accrued and the Company believes that such amounts will be substantially paid by the end of the first quarter of 2002. The leasehold and other exit costs at September 30, 2001 was approximately $2,427 and the Company believes that such amount will be substantially paid by the lease expiration date in fiscal year 2005.

The following is a summary of the Q3 2001 Restructuring for the nine months ended September 30, 2001:

         (Unaudited)                    Restructuring                    Non-         Balance at
                                          and Other        Cash          Cash       September 30,
                                           Charges       Activity      Activity          2001
                                           -------       --------      --------          ----
Employee severance costs                   $ 2,495          $75           --           $  2,420
Leasehold and other exit costs               2,427          --            --              2,427
                                      --------------------------------------------------------------
                  Total                    $ 4,922          $75           --           $  4,847
                                      ==============================================================

During the first quarter of 2001, the Company recorded restructuring and other charges of $12,556 in connection with the Company's separation from Millipore to improve the Company's manufacturing asset utilization and to resize the Company's overall cost structure. The restructuring and other charges included $11,260 of employee severance costs, a $946 write-off of equipment and leasehold improvements and $350 of lease cancellation costs. Key initiatives of the restructuring program included:

o Consolidating manufacturing operations to eliminate redundant manufacturing processes. The Company is in the process of relocating some of the operations of two of its manufacturing facilities in the U.S. and downsizing its manufacturing facility in England. The consolidation of the Company's manufacturing operations is expected to be completed in the first quarter of 2002.

o Realigning the Company's European organizational structure to focus on the Company's operating business units, thereby consolidating the Company's sales and administrative activities into fewer locations that are closer to the Company's customer base. The Company expects to complete this transition during 2001.

o Reducing the Company's administrative and management infrastructure costs in Asia. These cost reductions are expected to result in lower overhead for administrative and management infrastructure in Asia and will be achieved through reduced facility costs and administrative positions during 2001.

o Reducing the Company's workforce in the U.S. in order to address anticipated changes in the demand for the Company's products due to the current semiconductor industry downturn. This action was completed during the second quarter of 2001.

These restructuring initiatives resulted in the elimination of 205 positions worldwide. Notification to employees was completed in the first quarter of 2001, however a number of these employees will continue in their existing positions through the first quarter of 2002 with their related salary costs charged to operations as incurred. As of the nine months ended September 30,2001, approximately $8,718 of restructuring, consisting primarily of severance and associated benefits for 118 employees, was utilized. At September 30, 2001, approximately $3,838 of restructuring costs remained accrued and the Company believes that such amounts will be substantially paid by the end of the first quarter of 2002.

The following is a summary of the Q1 2001 Restructuring and Other Charges for the nine months ended September 30, 2001:

         (Unaudited)                    Restructuring                    Non-         Balance at
                                          and Other        Cash          Cash        September 30,
                                           Charges       Activity      Activity          2001
                                           -------       --------      --------          ----
Employee severance costs                   $ 11,260       $4,309        $3,148          $3,803
Leasehold and other exit costs                1,296           --         1,261              35
                                      --------------------------------------------------------------
                  Total                    $ 12,556       $4,309        $4,409          $3,838
                                      ==============================================================

3. Income Taxes

SFAS 109, " Accounting for Income Taxes," requires that a valuation allowance be established when, based on an evaluation of objective verifiable evidence, there is a likelihood that some portion or all of the deferred tax assets will not be realized. The Company continually reviews the adequacy of the valuation allowance for deferred tax assets. In the second quarter of 2001, the Company increased its valuation allowance against deferred tax assets by $22,300. The valuation allowance is primarily attributed to foreign tax credits on unremitted earnings from foreign subsidiaries of $18,000, and other U.S. deferred tax assets of $ 4,300. The increase in the valuation allowance is the result of the Company's continuing review, including an assessment of the Company's future prospects as described in its press release dated September 4, 2001, the significant uncertainty surrounding the cyclical downturn in the semiconductor industry and the impact of the events of September 11, 2001 on that downturn.

If the Company generates future taxable income in the U.S. against which these tax attributes may be applied, some portion or all of the valuation allowance would be reversed and a corresponding increase in net income reported in future periods.

4. Supplementary Financial Information

Balance Sheet Information

                                                    September 30,2001          December 31,
                                                       (unaudited)                2000
                                                       -----------                ----
Inventories
     Raw materials..............................         $42,889                 $ 31,128
     Work in process............................           9,051                   12,194
     Finished goods.............................          19,831                   19,318
                                                         -------                 --------
                                                         $71,771                 $ 62,640
                                                         =======                 ========

5. Comprehensive Income (Loss)

Total comprehensive income (loss) represents net income (loss) plus the results of certain equity changes not reflected in the condensed consolidated and combined statements of operations.

The components of accumulated other comprehensive income (loss) are shown below.

                                                   Three Months Ended September 30,         Nine Months Ended September 30,
                                                   ---------------------------------        -------------------------------
                                                       2001                2000                 2001                2000
                                                       ----                ----                 ----                ----
                                                              (unaudited)                             (unaudited)
                                                              -----------                             -----------
Net income (loss)                                   $(19,719)               $9,140            $(53,129)            $24,831
Other comprehensive income (loss):
       Foreign currency translation adjustments        3,585                (2,923)             (7,819)             (1,533)
                                                 -------------------------------------------------------------------------------
Total comprehensive income (loss)                   $(16,134)               $6,217            $(60,948)            $23,298

6. Earnings Per Share

For the three months and nine months ended September 30, 2001, basic and diluted loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period.

As discussed in Note 1, "Background and Basis of Presentation," the Company effected a stock split resulting in 32,500,000 common shares outstanding after giving effect to the split. Basic and diluted earnings per share for the three months and nine months ended September 30, 2000 have been computed by dividing the net income by the 32,500,000 common shares outstanding subsequent to completion of the recapitalization.

7. Business Segment Information

The Company has one reportable segment that develops, manufactures and sells consumables and capital equipment to semiconductor fabrication companies and other companies using similar manufacturing processes, as well as OEM suppliers to those companies. The Company also provides capital equipment repair services to customers in this segment. The Company's products include membrane and metal based filters, housings, precision liquid dispense filtration pumps, resin based gas purifiers and mass flow and pressure controllers. The products are used by customers in manufacturing operations to remove contaminants in liquid and gas processes, to purify liquids and gases, to measure and control flow rates and to control and monitor pressure and vacuum levels during the manufacturing process. The Company's products are sold worldwide through a direct sales force and through distributors in selected regions.

The Company attributes net sales to different geographic areas as presented in the table below.

          Net Sales
                                  Three Months Ended September 30,      Nine Months Ended September 30,
                                            (unaudited)                          (unaudited)
                                            -----------                          -----------
                                        2001               2000              2001              2000
                                        ----               ----              ----              ----
United States                        $ 11,741           $ 34,216           $ 60,091          $ 97,636
Japan                                  14,535             34,057             65,391            96,625
Asia                                    8,065             14,155             30,665            35,600
Europe                                  5,342              9,264             22,943            25,674
                                     --------           --------           --------          --------
     Total Net Sales                 $ 39,683           $ 91,692           $179,090          $255,535
                                     ========           ========           ========          ========

8. Significant Customers and Concentration of Risk

Historically, the Company has relied on a limited number of customers for a substantial portion of its net sales. During the nine months ended September 30, 2001 and 2000 revenues from one customer represented 14.5% and 15%, respectively of total net sales. There were no other customers that accounted for more than 10% of revenues during any of these periods.

9. Transactions with Millipore

For purposes of governing certain of the ongoing relationships between the Company and Millipore at and after the Separation and to provide for an orderly transition, the Company and Millipore entered into various agreements at the Separation date. The Separation Revolving Credit Agreement (the "Credit Agreement") provided for Millipore to lend the Company funds between the Separation date and the date of the IPO in order to fund the Company's working capital needs and to settle any amounts payable by the Company related to the retention by Millipore of specified assets and liabilities of the Company and the retention by the Company of specified Millipore assets and liabilities that could not be transferred at the Separation due to restrictions imposed by foreign laws or because such transfer was not practical. The net outstanding balance of $23,730 was paid to Millipore pursuant to the terms of this Credit Agreement from proceeds generated from the IPO and cash generated from operations between the Separation date and the IPO date. There was no interest expense associated with the Credit Agreement.

Millipore contributed its microelectronics business to the Company in exchange for shares of the Company's common stock plus the Separation Note. The amount of the Separation Note was determined by agreement between Millipore and the Company to ensure that all net proceeds of the IPO in excess of $75,000 would be payable to Millipore. The principal balance of the Separation Note was calculated by deducting from the net IPO proceeds (i) the outstanding balance under the Credit Agreement as described above, and (ii) the $75,000 retained by the Company for general corporate purposes from the IPO proceeds. As a result, $22,877 was paid to Millipore as payment of the Separation Note in August 2001. There was no interest expense associated with this note.

Products purchased from Millipore were $624 and $973 for the three months ended September 30, 2001 and 2000, respectively, and $2,431 and $2,943 for the nine months ended September 30, 2001 and 2000, respectively. Products sold to Millipore were not material for the periods presented. During the nine months ended September 30, 2001, $395 in royalty income from Millipore was recognized and recorded as other income (expense), net. In addition, the consolidated and combined financial statements include amounts for certain allocated corporate expenses and services purchased under the transition service agreements between Millipore and the Company. These expenses were of $3,375 and $11,254 for the three months ended September 30, 2001 and 2000 and $17,174 and $33,585 for the nine months ended September 30, 2001 and 2000 respectively.

10. Commitments and Contingencies

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

11. Recently Issued Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. SFAS 142 requires, among other things, the cessation of the amortization of goodwill. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. Also in October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" effective January 1, 2002. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and provides a single accounting model for long-lived assets to be disposed of. The Company is currently assessing the impact of these new statements on its consolidated financial position and results of operations and has not yet determined the impact of these adoptions.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

You should read the following discussion of our financial condition and results of operations along with the condensed consolidated and combined financial statements and accompanying notes included herein. This discussion contains forward-looking statements and involves numerous risks and uncertainties, which are described under "Forward Looking Statements" below. Our actual results may differ materially from those contained in any forward-looking statements.

Overview and Financial Condition

On October 3, 2000, Millipore Corporation ("Millipore") announced its plan to spin-off its microelectronics business which serves the semiconductor industry and certain related industries with products needed to manufacture semiconductor devices as well as a range of other products that now comprises the Company. On October 16, 2000, Mykrolis Corporation was incorporated in Delaware as a wholly-owned subsidiary of Millipore to receive Millipore's microelectronics business and to be the spun off company. As used herein, terms the "Company", "Mykrolis", "we", "us" and "our" each refer to Mykrolis Corporation and subsidiaries and to the historical operations of the microelectronics business of Millipore. Our business historically has been operated as a fully integrated business unit of Millipore. On March 31, 2001, Millipore transferred to us substantially all of the assets and liabilities associated with its microelectronics business. We completed our initial public offering of 7 million shares of common stock on August 9, 2001 receiving net proceeds of approximately $94.1 million, after deducting underwriting commissions and offering expenses. We retained $75.0 million of the net proceeds and paid the balance to Millipore as repayment of amounts outstanding under the Credit Agreement and as payment of the Separation Note. After the initial public offering, Millipore owned 32.5 million shares or approximately 82.3% of our total outstanding common stock. Millipore has announced that it intends to distribute the shares of our common stock that it owns to Millipore shareholders through a tax-free dividend approximately six months following the initial public offering. The distribution by Millipore is subject to conditions, which may not occur by the contemplated time or at all.

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

Basis of Presentation

Our condensed combined financial statements include amounts prior to March 31, 2001 that have been derived from the consolidated financial statements and accounting records of Millipore using the historical results of operations and historical basis of assets and liabilities of our business. We believe the assumptions underlying the condensed combined financial statements are reasonable. However, the condensed combined financial information included herein may not necessarily reflect our operating results, financial position and cash flows in the future or what they would have been had we been a separate, stand-alone entity during the periods presented. Because a direct ownership relationship did not exist among all our various units, Millipore's net investment in us is shown in lieu of stockholders' equity in the condensed combined financial statements prior to the Separation. We began accumulating retained earnings (accumulated deficit) on April 1, 2001, following the effective date of the

Separation agreement with Millipore, pursuant to which our assets and liabilities were transferred to us. Beginning April 1, 2001, our condensed consolidated financial statements include all our wholly-owned subsidiaries and our assets and liabilities. All material intercompany transactions and balances between and among our subsidiaries have been eliminated.

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

Millipore uses a centralized approach to cash management and the financing of its operations. Prior to the Separation, our cash deposits were transferred to Millipore on a regular basis and netted against Millipore's net investment. As a result, none of Millipore's cash, cash equivalents or debt at the corporate level were allocated to us in our combined financial statements through the second quarter of 2001. Changes in Millipore's net investment include our net earnings plus net cash transfers to or from Millipore. After the Separation but prior to the initial public offering, cash deposits were netted against the Separation Revolving Credit Agreement.

Restructuring and Other Charges and Non-recurring Separation Expenses

During the third quarter of 2001, we recorded a restructuring charge of $4.9 million in response to the prolonged duration and severity of the current semiconductor industry downturn. The restructuring charge included approximately $2.5 million of employee severance costs, $0.7 million write-off of leasehold improvements and $1.7 million of net exit costs on leased property. Key initiatives of the restructuring included:

o Reducing the Company's workforce in the U.S., Asia and Europe. in order to resize the Company. This action was completed during the third quarter of 2001.

o Discontinuation of the Company's plan to renovate its leased office space in Bedford, Massachusetts and instead exit that facility. This action was completed during the third quarter of 2001.

These restructuring initiatives resulted in the elimination of 153 positions worldwide. Notification to employees was completed in the third quarter of 2001, however a number of these employees will continue in their existing positions through the first quarter of 2002 with their related salary costs charged to operations as incurred. In the third quarter of 2001, approximately $0.1 million of restructuring reserve, consisting primarily of severance and associated benefits for 22 employees, was paid. At September 30, 2001, approximately $2.4 million of employee severance costs remained accrued and we expect that such amounts will be substantially paid by the end of the first quarter of 2002. The leasehold and other exit costs at September 30, 2001 were approximately $2.4 million and will be substantially paid by the lease expiration date in fiscal year 2005.

In addition, during the first quarter of 2001, we recorded restructuring and other charges of $12.6 million in connection with our separation from Millipore to improve our manufacturing asset utilization and resize our overall cost structure. The restructuring and other charges included approximately $11.3 million of employee severance costs, approximately $1.0 million of equipment and leasehold improvements write-off and approximately $0.3 million of lease cancellation costs. Key initiatives of the restructuring included:

o Consolidating manufacturing operations to eliminate redundant manufacturing processes. We are in the process of relocating the operations of two of our manufacturing facilities in the U.S. and downsizing our manufacturing facility in England. The consolidation of our manufacturing operations is expected to be substantially completed in the first quarter of 2002.

o Realigning our European organizational structure to focus on our operating business units, thereby consolidating our sales and administrative activities into fewer locations that are closer to our customer base. We expect to complete this transition during 2001.

o Reducing our administrative and management infrastructure costs in Asia. These cost reductions are expected to result in lower overhead for administrative and management infrastructure in Asia and will be achieved through reduced facility costs and administrative positions during 2001.

o Reducing our workforce in the U.S. in order to address anticipated changes in the demand for our products due to the current semiconductor industry downturn. This action was completed during the second quarter of 2001.

The restructuring initiatives resulted in the elimination of 205 positions worldwide. Notification to employees was completed in the first quarter of 2001. However, a number of these employees will continue in their existing positions through the first quarter of 2002 with their related salary costs charged to operations as incurred. In the first nine months of 2001, approximately $8.7 million of restructuring reserve, consisting primarily of severance and associated benefits for 118 employees, was utilized. At September 30, 2001, approximately $3.8 million of restructuring costs remained accrued. We believe that such amounts will be substantially paid by the end of the first quarter of 2002.

These combined restructuring initiatives are expected to yield annualized savings of approximately $16.2 million. The savings will result from reduced wages, facility related costs and depreciation. The savings will be reflected in costs of sales, selling, general and administrative expenses and research and development expenses. The savings began in the second quarter of 2001 but are not expected to be fully realized until the first quarter of 2002.

In addition, in connection with our separation from Millipore and the implementation of our worldwide manufacturing strategy, we expect to incur incremental, non-recurring operating costs and expenses which, we estimate, could amount to approximately $13.3 million over a three-year period from 2001 to 2003. These anticipated costs and expenses are associated with the following:

o Continued implementation of our manufacturing strategy, including our plan to open a new manufacturing facility and to relocate production activities to this new facility. We anticipate that these expenses will total approximately $7.0 million and will include severance costs, retention bonuses and increased depreciation due to decreases in the estimated useful lives of fixed assets and leasehold improvements. The majority of these costs will be incurred during 2002.

o Other separation-related costs and expenses including legal fees, increased marketing expenses related to establishing a new brand identity, retention bonuses, increased depreciation due to decreases in the estimated useful lives of fixed assets and leasehold improvements. These costs and expenses totaled $4.3 million in the nine months ended September 30, 2001. Through the end of 2002, we anticipate incurring additional similar costs and expenses totaling approximately $2.0 million.

We will also incur other third party costs, fees and expenses relating to our separation from Millipore. Such costs, fees and expenses include, among others, start-up costs related to designing and constructing our computer infrastructure and implementing treasury, real estate, pension and records retention management services. We expect to outsource certain of these services and functions and will need to negotiate service agreements with new service providers. We expect these future costs to be consistent with the historical costs incurred for these services.

Results of Operations

Operating trends and recent developments

We are continuing to experience weak demand for our liquid and gas delivery systems, components and consumables from a number of our large customers. These customers have placed fewer orders as they attempt, we believe, to manage their demand and their inventories in response to weakness in their market. As a result, we anticipate our revenues and our operating income to decrease in 2001 as compared to 2000. There can be no assurance as to the extent or duration of this cyclical downturn or as to its impact on us. We have taken actions to reduce capital expenditures, operating costs and expenses in response to these recent adverse trends. In addition to the two restructuring actions taken this year, the top 150 employees in the Company are taking a temporary salary reduction based on a sliding scale of up to 20 percent of annualized salary. However, in the midst of this downturn, we continue to support our customers around the world and to fund key R&D programs for future growth, highlighted by the introduction of 13 new products at the Semicon West 2001 trade show this quarter.

Three months ended September 30, 2001 compared to three months ended September 30, 2000

Net Sales

Net sales were $39.7 million for the three months ended September 30, 2001, which represented a 56.7%, or $52.0 million, decrease from the three months ended September 30, 2000. This decrease is due to lower sales volume as a result of the current downturn in the semiconductor industry, which has reduced our customer demand. Although recently published industry results and forecasts predict continued weakness of demand for both semiconductors and semiconductor capital equipment through at least the first half of 2002, the extent and duration of this industry downturn is unknown.

Sales by geography are summarized in the table below.

           Net Sales                 In millions of U.S. Dollars       As a Percentage of Total Net Sales
                                     ---------------------------       ----------------------------------

                                                        Three Months Ended September 30,
                                                                   (unaudited)

                                        2001               2000              2001              2000
                                       ------             ------            ------            ------
United States ...................      $11.7              $34.2               29.5%             37.3%
Japan ...........................       14.5               34.1               36.5              37.2
Asia ............................        8.2               14.2               20.7              15.5
Europe ..........................        5.3                9.2               13.3              10.0
                                       -----              -----             ------            ------
     Total ......................      $39.7              $91.7             100.0%            100.0%
                                       =====              =====             ======            ======

Gross Profit Margins

Our gross profit as a percentage of net sales was 26.7% for the three months ended September 30, 2001 as compared to 49.9% for the three months ended September 30, 2000. The decrease is primarily due to reductions in product demand and production volume resulting in reduced leverage on our manufacturing overhead. We have responded to this change in demand during the first and third quarters of 2001 by restructuring our manufacturing operations.

Operating Expenses

Selling, general and administrative expenses decreased 24.7% or $6.3 million, from $25.5 million in the prior year quarter to $19.2 million for the three months ended September 30, 2001. Excluding $0.5 million of non-recurring separation related costs and expenses, selling, general and administrative expenses decreased by 26.7% or $6.8 million. The decrease for the three months ended September 30, 2001 was due to lower selling, general and administrative head count primarily as a result of the restructuring initiated in the first quarter of 2001 as well as actions to reduce discretionary spending Research and development expenses were $4.9 million in the three months ended September 30, 2001 a decrease of 20.4% or $1.2 million compared to the three months ended September 30, 2000 expense of $6.1 million. This decrease is due to reduced spending in response to the current industry downturn however we intend to continue to fund key research and development programs.

Restructuring Charge

During the three months ended September 30, 2001, we recorded a restructuring charge of $4.9 million in response to the prolonged duration and severity of the current semiconductor industry downturn. The restructuring charge included $2.5 million of employee severance costs, a $.7 million write-off of equipment and leasehold improvements, and $1.7 million of exit costs on leased property.

Other Income (Expense) - Net

Other income (expense) - net decreased $0.1 million, from a net income of $0.3 million for the three months ended September 30, 2000 to net income of $0.2 million for the same period in 2001. The reduction in net income was attributed primarily to foreign currency transactions. For the three months ended September 2001, other income (expense)- net includes foreign currency transaction exchange gains of $0.1 million and interest income of $0.3 million offset by $0.2 million loss on investments in 20%-50% owned entities accounted for under the equity method.

Income Tax Expense

Income taxes were calculated on a separate return basis as if we filed tax returns separately from Millipore. However, we will be included in the Millipore consolidated federal tax return until the date that Millipore distributes our shares to its stockholders. Millipore is managing its consolidated tax position for the benefit of its entire portfolio of businesses, and its tax strategies are not necessarily reflective of the tax strategies that we would have followed or will follow as a stand-alone company. We will continue to evaluate our tax position throughout 2001 and to evaluate our effective tax rate in subsequent quarters depending on the geographic mix of our earnings and the continued development of our tax strategies during the year.

For the third quarter of 2001, we recorded an income tax expense of $1.5 million on a pre-tax loss of $18.2 million. For the third fiscal quarter of 2000, the Company recorded income tax expense of $5.6 million on pre-tax income of $14.7 million.

Nine months ended September 30, 2001 compared to nine months ended September 30, 2000

Net Sales

Net sales were $179.1 million for the nine months ended September 30, 2001, which represented a 29.9%, or $76.4 million, decrease from the nine months ended September 30, 2000. The decline in sales was most significant in the U.S. and Japan. This sales decrease is due to lower sales volume as a result of the current downturn in the semiconductor industry. Sales of microelectronic hardware have declined as new semiconductor plant construction and upgrades have declined due to industry overcapacity. In addition, sales of consumable purification products also declined, although to a lesser extent, as semiconductor fabrication plants have experienced lower manufacturing volumes and have been focusing on achieving manufacturing efficiencies and reducing material costs.

Sales by geography are summarized in the table below.

           Net Sales                In millions of U.S. Dollars        As a Percentage of Total Net Sales
                                    ---------------------------        ----------------------------------

                                                        Nine Months Ended September 30,
                                                                   (unaudited)

                                        2001               2000              2001               2000
                                       ------             ------            ------             ------
United States ...................      $  60.1            $  97.6             33.6%              38.2%
Japan ...........................         65.4               96.7             36.5               37.9
Asia ............................         30.7               35.6             17.1               13.9
Europe ..........................         22.9               25.6             12.8               10.0
                                       -------            -------           ------             ------
     Total ......................      $ 179.1            $ 255.5           100.0%             100.0%
                                       =======            =======           ======             ======

Gross Profit Margins

Our gross profit as a percentage of net sales was 39.0% for the nine months ended September 30, 2001 as compared to 51.4% for the nine months ended September 30, 2000. The decrease is primarily due to reductions in product demand and production volumes resulting in reduced leverage on our manufacturing overhead. We have responded to this change in demand during the first and third quarters of 2001 by restructuring our manufacturing operations as a result of the industry downturn. We are continuing to assess the impact of the ongoing industry downturn on manufacturing operations.

Operating Expenses

Selling, general and administrative expenses decreased 11.0% or $8.0 million, from $72.7 million for the nine months ended September 30, 2000 to $64.7 million for the nine months ended September 30, 2001. Excluding $4.3 million of non-recurring separation related costs and expenses, selling, general and administrative expenses decreased by 16.9% or $12.3 million. The decrease for the nine months ended September 30, 2001 was due to lower selling, general and administrative head count primarily as a result of the restructuring initiated in the first quarter of 2001 as well as actions to reduce discretionary spending. Research and development expenses were $16.3 million in the nine months ended September 30, 2001 compared to $16.7 million for the nine months ended September 30, 2000. We intend to continue to fund key research and development programs despite the current industry downturn.

Restructuring and Other Charges

During the nine months ended September 30, 2001, we recorded restructuring and other charges of $17.5 million in connection with our separation from Millipore to improve our manufacturing asset utilization and resize our overall cost structure in response to the current semiconductor industry downturn. The restructuring and other charges included $13.8 million of employee severance costs, a $1.7 million write-off of equipment and leasehold improvements, $2.0 million of lease cancellation costs. We expect these combined restructuring initiatives to yield annual savings of approximately $16.2 million.

Other Income (Expense)-net

Other income (expense)-net increased $1.4 million, from a net expense of $2.2 million for the nine months ended September 30, 2000 to a net expense of $0.8 million for the same period in 2001. The increase was attributed primarily to the difference between the write off during the second quarter of 2000 of investment holdings in a privately held U.S. company of $3 million offset by foreign currency transaction gains and the foreign currency transaction exchange losses of $0.9 million plus the $0.2 million loss on investments in 20%-50% owned entities accounted for under the equity method offset by interest income of $0.3 million during the nine months ended September 30, 2001.

Income Tax Expense

For the nine months ended September 30, 2001, we recorded income tax expense of $23.6 million on a pre-tax loss of $29.5 million. This expense is primarily attributable to an increase in the valuation allowance or reserve against foreign tax credits on unremitted earnings of our foreign subsidiaries of approximately $18 million and other U.S. deferred tax assets of approximately $4.3 million. SFAS 109, "Accounting for Income Tax," requires that we establish a valuation allowance or reserve when, based on an evaluation of objective verifiable evidence, we believe there is a likelihood that some portion or all of the deferred tax assets will not be realized. Our increase in the valuation allowance or reserve for these tax assets was made based on our re-assessment of our future revenue prospects as announced in our press release dated September 4, 2001 relating to our estimate for third quarter revenues and on the significant uncertainty surrounding the cyclical downturn in the semiconductor industry.

The Company is currently undertaking tax planning initiatives designed to generate future U.S. taxable income. If the Company generates future taxable income in the U.S. against which these tax assets may be applied, some portion or all of the valuation allowance or reserve for these tax assets would be reversed and an increase in net income would consequently be reported in future periods.

For the nine months ended September 30, 2000, the Company recorded income tax expense of $15.2 million on pre-tax income of $40.0 million.

Liquidity and Capital Resources

During the nine month period ended September 30, 2001 our net cash provided by operating activities was $17.4 million as compared to net cash used by operating activities of $3.8 during the nine month period ended September 30, 2000. The net cash provided by operating activities resulted from the collection of accounts receivable of $47.3 million offset by the growth of inventory of $9.9 million, the reduction in accounts payable of $13.4 million and the reduction of other operating liabilities of $10.4 million.

Our principal cash requirements have been to fund working capital requirements and additions to property, plant and equipment that support the separation of our business from Millipore. In the nine months ended September 30, 2001, cash flows used in investing activities were $7.4 million, primarily used in relation to the construction and purchase of production and research and development equipment, and the addition to our manufacturing capacity needed as a result of our separation from Millipore. In the nine months ended September 30, 2000, cash flows used in investing activities were $7.0 million due to the acquisition of production equipment in our Allen, Texas and Jaffrey, New Hampshire plants as well as clean room facilities in Yonezawa, Japan.

Cash flows from financing activities of $70.0 million for the nine month period ended September 30, 2001 resulted from the receipt of $94.0 million of net proceeds from the sale of our stock in our initial public offering offset by the payment of a $22.9 million Separation Note to Millipore. The amount of the Separation Note represented amounts determined by agreement between us and Millipore to ensure that all net proceeds of our initial public offering in excess of $75 million would be payable to Millipore. Cash flows from financing activities for the nine months ended September 30, 2000 were $10.8 million and resulted from capital contributions from Millipore. As of September 30, 2001, we did not have any major outstanding capital commitments.

Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of our business and some of which arise from uncertainties related to global economies. We believe that our net proceeds from our initial public offering of $75 million together with expected cash collections from existing trade receivables will be sufficient to satisfy our working capital, capital expenditure, restructuring and research and development requirements for an eighteen month period following the initial public offering. We expect that our cash flow needs beyond this eighteen month period will be satisfied through cash flow generated from operations together with short-term borrowings. Pursuant to the terms of the lease for our Bedford, Massachusetts facility, the landlord has an option to sell the facility to us at any time prior to November 2005, the end of the lease term, at 90% of the then current fair market value excluding the value of our lease. We estimate that the current fair market value of the facility is approximately $15.8 million. If our cash flows from operations and short term borrowings are less than we expect, we may need to incur debt or issue additional equity. Also we may need to incur debt or issue equity to make a strategic acquisition or investment. Prior to the distribution, our ability to incur debt may be limited by the covenants in Millipore's existing debt agreements. There can be no assurance that we will be able to obtain necessary short-term or other financing on favorable terms or at all. If we are unable to obtain necessary financing, we may not have sufficient cash to operate our business.

Revolving Credit Facility

Based upon recent discussions with Fleet National Bank and Fleet Securities, Inc., we expect to enter into a short-term revolving credit facility, which will provide for borrowings of up to $20.0 million. We anticipate that this short-term revolving credit facility will be secured by substantially all of our assets. In October 2001, Millipore entered into a new revolving credit agreement which permits us to enter into this secured short-term revolving credit facility. In addition, we believe that this secured, short-term revolving credit facility qualifies for one of the limited exceptions to the prohibition on the creation of liens under Millipore's public debt agreements and under its Note due 2004. To date, no definitive agreement has been executed, and no assurance can be given that we will be able to enter into the short-term revolving credit facility on these terms or at all.

Recently Issued Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. SFAS 142 requires, among other things, the cessation of the amortization of goodwill. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires us to complete a transitional goodwill impairment test six months from the date of adoption. Also in October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" effective January 1, 2002. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and provides a single accounting model for long-lived assets to be disposed of. We are currently assessing the impact of these new statements on our consolidated financial position and results of operations and have not yet determined the impact of these adoptions.

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

ITEM 3. Quantative and Qualitative Disclosures about Market Risk

We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, and assets and liabilities denominated in currencies other than the U.S. dollar. Historically, our exposure to exchange rate risk has been managed on an enterprise-wide basis as part of Millipore's risk management strategy. Millipore manages these market risks through its normal financing and operating activities and, when appropriate, through the use of derivative financial instruments. We do not currently hold derivative financial instruments and continue to evaluate our future hedging strategy. We sell our products in many countries and a substantial portion of our net sales and a portion of our costs and expenses are denominated in foreign currencies. Approximately 66% of our net sales in the nine months ended September 30, 2001 were derived from customers located outside of the U.S., principally in Asia including Japan, where we also manufacture. This exposes us to risks associated with changes in foreign currency that can adversely impact revenues, net income and cash flow. In addition, we are potentially subject to concentrations of credit risk, principally in accounts receivable, as historically we have relied on a limited number of customers for a substantial portion of our net sales. We perform ongoing credit evaluations of our customers and we generally do not require collateral. Our major customers are large, well-established microelectronics companies that have historically paid their accounts receivable balances with us.

                           Part II - Other Information

ITEM 2. Changes in Securities and Use of Proceeds

On August 9, 2001, the Securities and Exchange Commission declared our Registration Statement on Form S-1 (Reg. No. 333-57182) effective. On August 15, 2001, we closed our offering for an aggregate of 7,000,000 shares of our common stock at an offering price of $15.00 per share. The managing underwriters for the offering were Banc of America Securities LLC, Salomon Smith Barney Inc. and ABN AMRO Rothschild LLC. Net proceeds to us were approximately $94.1 million after deducting underwriting discounts and commissions of approximately $7.3 million and offering expenses of approximately $3.6 million. None of such offering expenses were paid, directly or indirectly, to any of our directors, officers, affiliates or ten percent or greater stockholders. The underwriters were granted an option to purchase up to an additional 1,050,000 shares of our common stock to cover over-allotments, if any; this option expired unexercised on September 9, 2001.

Approximately $19.1 million of the net proceeds were used to repay to Millipore Corporation amounts owing pursuant to our Separation Note. As of September 30, 2001, Millipore Corporation owned approximately 82.3% of the outstanding shares of our common stock. Substantially all of the remaining net proceeds were invested in short term highly liquid investments, primarily money market funds.

ITEM 6. Exhibits and Reports on Form 8-K

a.    Exhibits

None

b.    Report on Form 8-K

No reports on Form 8-K have been filed by the Company during the fiscal quarter ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mykrolis Corporation
Registrant

November 13, 2001                                       /s/ Bertrand Loy
-----------------                                       ----------------

Date      Bertrand Loy
          Vice President and Chief Financial Officer

November 13, 2001                                              /s/ Donna Wargo
-----------------                                              ---------------

Date          Donna Wargo
              Corporate Controller and Chief Accounting Officer