Form 10-K
period 2001-12-31
MYKROLIS CORP
filed 2002-02-19
CIK 1133082

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-K

(Mark One)
 [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

     For the fiscal year ended December 31, 2001 or

 [_] Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the transition period from        to

                       Commission File Number 001-16611

                             MYKROLIS CORPORATION
            (Exact name of registrant as specified in its charter)

                      Delaware                 04-3536767
                   (State or Other          (I.R.S. Employer
                   Jurisdiction of         Identification No.)
                  Incorporation or
                    Organization)

                 One Patriots Park,
                   Bedford, MA 01730              01730
                (Address of principal
                 executive offices)            (Zip Code)

                                (877) 695-7654
             (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                           Name of Exchange on Which
                  Title of Class                  Registered
                  --------------                  ----------
            Common Stock, $0.01 Par        New York Stock Exchange,
                     Value                           Inc.


Securities registered pursuant to Section 12(g) of the Act: None

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   As of January 30, 2002, the aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was approximately $92,104,208 based on the closing price on that date on the New York Stock Exchange.

   As of February 1, 2002, 39,500,000 shares of the registrant's Common Stock were outstanding.

                      Documents Incorporated by Reference

                                         Incorporated into Form
                      Document                    10-K
                      --------                    ----
                  Definitive Proxy
                Statement, dated March
                       20, 2002                 Part III

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendment to this Form 10-K. [_]

================================================================================

                                    Part I

Item 1.  Business.

  The Company

   Mykrolis Corporation is a Delaware corporation organized on October 16, 2000 under the name Millipore MicroElectronics, Inc. in connection with the proposed spin-off by Millipore Corporation of its microelectronics business unit. On March 27, 2001, we changed our name to Mykrolis Corporation. On March 31, 2001, Millipore effected the separation of our business from Millipore's business by transferring to us substantially all of the assets and liabilities associated with its microelectronics business. On August 9, 2001 we completed an initial public offering of 7,000,000 shares of our common stock, representing approximately 17.7% of the 39,500,000 total shares of the Company's common stock outstanding. On February 27, 2002, Millipore will complete the spin-off of Mykrolis by distributing to its shareholders the 32,500,000 shares of our common stock that it has held since our initial public offering. In the early 1980's, Millipore internally developed products with applications in semiconductor manufacturing, which became the Millipore microelectronics business unit. Subsequently, through internal development and acquisitions, Millipore expanded that business unit into the business that now makes up Mykrolis Corporation. Unless the context otherwise requires, the terms "Mykrolis", "we", "our", or the "Company" mean Mykrolis Corporation and its subsidiaries and the term "Millipore" means Millipore Corporation and its subsidiaries when referring to periods prior to March 31, 2001 and Millipore Corporation and its subsidiaries other than Mykrolis when referring to periods subsequent to March 31, 2001.

   Mykrolis is a worldwide developer, manufacturer and supplier of liquid and gas delivery systems, components and consumables used to precisely measure, deliver, control and purify the process liquids, gases and chemicals, as well as the deionized water, photoresists and vacuum systems, that are utilized in the semiconductor manufacturing process. In addition, our products are used to manufacture a range of other products, such as flat panel displays, high purity chemicals, photoresists, solar cells, gas lasers, optical and magnetic storage devices and fiber optic cables. The Company's products include membrane and metal based filters, housings, precision liquid dispense filtration pumps, resin based gas purifiers and mass flow and pressure controllers. The products are used by customers in manufacturing operations to remove contaminants in liquid and gas processes, to purify liquids and gases, to measure and control flow rates and to control and monitor pressure and vacuum levels during the manufacturing process. Mykrolis sells its products worldwide through a direct sales force and through distributors in selected regions.

   We offer thousands of products grouped in 250 product categories, including more than 2,500 consumable products. Our consumables are those products, such as filters for liquid and gas processes, that are used by our customers in the manufacturing process and which require periodic replacement to maintain the purity and precision of the manufacturing process. Our products use purification technologies to remove particles, ions and molecules from liquid and gas streams, as well as electro-mechanical, pressure differential and related technologies, to permit semiconductor and other electronics manufacturers to monitor and control the flow and condition of liquids, gases and vacuum systems used in these manufacturing processes. Our specially designed proprietary filters remove sub-micron sized particles and bubbles from the different chemical fluid streams, typically liquid or gas, that are used in the manufacturing process.

  Information About Our Operating Segment

   The Company operates in one reportable business segment: the development, manufacture and sale of consumable purification products and capital equipment to semiconductor fabrication companies and other companies using similar manufacturing processes, as well as to OEM suppliers to those companies. The Company also provides capital equipment warranty and repair services to customers in this segment. During 2001 approximately 67% of our net sales were made to customers outside the Americas. Industry and geographic segment information is discussed in Note 10 to the Mykrolis Corporation Consolidated and Combined Financial Statements (the "Financial Statements") included in Item 8 below, which Note is hereby incorporated herein by reference.

  Products, Technologies and Applications

   Our products include instruments, components, subsystems and consumable products used in the manufacture of semiconductors and other electronic devices. Instruments, components and subsystems accounted for 42%, 50% and 42% of our net sales for the years ended December 31, 2001, 2000 and 1999, respectively, and consumable products accounted for, 58%, 50% and 58%, respectively, of our net sales in these same periods. In each of these periods photochemical dispense systems represented between 15% and 31% of our net sales from instruments, components and subsystems, gas flow measurement and control products accounted for approximately 30% of our net sales from instruments, components and subsystems, and liquid filtration and purification products accounted for more than two-thirds of our net sales from consumable products. In each of our last three fiscal years, our sales of pressure measurement and control products, vacuum gauges, valves and controllers and our sales outside of the semiconductor industry have each accounted for less than 10% of our net sales in such periods. Our two product classes include the following specific product types:

Instruments, Components and Subsystems Product Class

  Photochemical Dispense Systems

   Based upon our proprietary integrated, high precision photochemical filtration and dispense systems that utilize patented two-stage technology, we believe that we are the only supplier to the microelectronics industry with integrated filtration and dispense technology. Our proprietary technology also includes our Connectology(TM) technology, low hold-up volume disposable filters, hollow fiber membrane technology and patented digital valve control technology. Two-stage technology, as opposed to conventional single-stage technology, allows for filtering and dispensing of photochemicals at different rates, reducing defects in wafers. Connectology technology allows for filter changes in less than two minutes, faster than our conventional filters and with less potential exposure to hazardous chemicals. Low hold-up volume disposable filters reduce the amount of expensive chemicals lost each time a filter is changed. Hollow fiber membrane technology allows the process liquids and gases to flow through the hollow center of a straw-like tube made of a porous membrane material. Digital valve control technology improves chemical uniformity on wafers and improves ease of operation in the fabrication plant. In addition, high precision liquid dispense systems based on our proprietary patented technology enable uniform application of photoresists for the spin-coating process where uniformity is measured in units of Angstroms, a fraction of the thickness of a human hair.

  Gas Flow Measurement and Control Products

   We offer a complete product family of digital and analog mass flow controllers to meet the stringent requirements of semiconductor processing. Mass flow controllers are devices that automatically and precisely measure and control the flow rates of multiple liquids and gases into the process chamber in order to maintain circuit quality, reduce maintenance requirements and prolong the life of the equipment used in the manufacturing process. We have also developed pressure-based mass flow controllers, which measure and control the liquids and gases by controlling the pressure applied to these fluids. Our IntelliFlow (TM) product platform combines our gas measurement and control products with the DeviceNet(TM) communications protocol to provide a digital solution to achieve advanced process control and network communications. The embedded diagnostics software provides real time feedback as to gas measurement and control performance thereby minimizing costly unscheduled down time.

  Pressure Measurement and Control Products

   We offer a wide variety of pressure measurement and control products to meet the needs of our customers, including pressure gauges, transducers, displays and scales. These products offer high rates of accuracy, reliability, repeatability and purity. Transducers measure the pressure applied to the wafer and the fluids during the manufacturing process. Our displays range from local readout displays at the point-of-use to real-time displays at the point-of-source. Our scales are used to provide real-time volume measurement.

  Vacuum Gauges, Valves and Controllers

   We offer a wide range of vacuum instruments consisting of vacuum measurement sensors and associated power supplies and display units. Our vacuum valves are used between the process chamber and the pump that delivers the gas to the process chamber and can withstand temperatures of 150 degrees Celsius. These vacuum gauges directly measure the level of pressure in the process chamber and between the process chamber and a pump. These gauges can measure pressures as low as 0.1 Torr, which is a fraction of the Earth's atmospheric pressure. We also manufacture a range of vacuum controllers that take the signals from the vacuum gauges and provide the necessary control signals to the vacuum valves in order to maintain precise processing parameters.

Consumables Product Class

  Liquid Filtration and Purification Products

   Liquid processing includes such steps as photolithography, deposition, planarization and surface etching and cleaning. The fluids that are used include various mixtures of acids, bases, solvents, slurries and photochemicals, which in turn are used over a broad range of operating conditions, including temperatures from 5 degrees Celsius up to 180 degrees Celsius. Specially designed proprietary filters remove sub-micron sized particles and bubbles from the different fluid streams that are used in the manufacturing process. Some of our filters are constructed with ultra-high molecular weight polyethylene hollow fiber membranes that offer improved bubble clearance and gel removal, either of which can cause defects in the wafers if not removed. These filters also utilize patented Connectology(TM) technology to provide for rapid filter changes, minimal equipment downtime and limited operator exposure to toxic chemicals.

  Gas Filtration and Purification Products

   Our Wafergard, ChamberGard and Waferpure particle and molecular filtration products provide for the distribution of gas in the process chamber in order to eliminate system and wafer problems due to particulate, atmospheric and chemical contaminants. These filters are able to retain all particles 0.003 microns and larger. Our metal filters, such as stainless steel and nickel filters, reduce outgassing and improve corrosion resistance. Our Waferpure purifiers chemically react with and absorb volatile contaminants, such as oxygen and water, to prevent contamination and our ChamberGard vent diffusers reduce particle contamination and processing cycle times.

Worldwide Applications Development and Field Support Capabilities

   We provide strong technical support to our customers through local service groups and engineers consisting of field applications engineers, technical service groups, applications development groups and training departments. Our field applications engineers, located in the United States and in seven other countries, work directly with our customers on product qualification and process improvement in their facilities. In addition, in response to customer needs for local technical service and fast turn-around time, we maintain regional applications laboratories. Our applications laboratories maintain process equipment that simulate customers' applications and industry test standards and provide product evaluation, customer technical support and complaint resolution. Our service centers are responsible for calibration, repairs and servicing of our products. These service centers also support industry collaborations and provide additional technical expertise to our customers. We maintain eleven service centers located in California, Texas, Japan, Korea, Taiwan, Singapore, Germany, France and the United Kingdom.

  Customers and Markets

   Our major customer groups include integrated circuit manufacturers, original equipment manufacturers that provide equipment to integrated circuit manufacturers, and gas and chemical manufacturing companies.

   The increasing complexity of semiconductor devices has resulted in the need for more complex, higher-precision liquid and gas delivery, measurement, control and purification systems. The ability of semiconductor device manufacturers to offer integrated circuits with smaller geometries, greater functionality and higher performance at a lower cost requires continuous improvements in semiconductor process equipment, process controls and liquid and gas delivery systems. Manufacturing a semiconductor can require hundreds of process steps, many of which involve the precise measurement, delivery, control and purification of process liquids, gases and other chemicals. The design and performance of those liquid and gas delivery systems, subsystems, components and consumables are critical to the semiconductor manufacturing process because they directly affect cost of ownership and manufacturing yield.

   As equipment and process complexity in semiconductor manufacturing increases, semiconductor original equipment manufacturers and device manufacturers are seeking to improve time-to-market, reduce manufacturing costs and improve production quality and reliability and long-term service and support. To address these issues, semiconductor equipment companies and device manufacturers are outsourcing the design and manufacture of liquid and gas delivery, measurement, control and purification systems, components, and consumables to us and to other well-established subsystem and component companies that have worldwide presence and leading technologies.

   The manufacturing of semiconductors and other electronic devices can require hundreds of process steps. These steps take place within a process chamber, which provides a controlled environment for the fabrication of semiconductor and other electronic devices. The primary processing steps in the manufacture of semiconductors are listed below; the Company offers products used in each of these process steps.

   Deposition. Deposition refers to placing layers of insulating or conductive materials on a wafer surface in thin films that make up the circuit elements of semiconductor devices. The two main deposition processes are physical vapor deposition, where a thin film is deposited on a wafer surface in a low-pressure gas environment, and chemical vapor deposition, where a thin film is deposited on a wafer surface using a gas medium and a chemical bonding process. In addition, electro-plating technology is utilized for the deposition of low resistance materials such as copper. The control of uniformity and thickness of these films through filtration and purification of the fluids and materials used during the process is critical to the performance of the semiconductor circuit and, consequently, the manufacturing yield.

   Chemical Mechanical Planarization. Chemical mechanical planarization flattens, or planarizes, the topography of the film surface to permit the patterning of small features on the resulting smooth surface by the photolithography process. Semiconductor manufacturers need filtration and purification systems to maintain acceptable manufacturing yields through the chemical mechanical planarization process by filtering the liquid slurries, which are solutions containing abrasive particles in a chemical mixture, to remove oversized particles and contaminants that can cause defects on a wafer's surface while not affecting the functioning of the abrasive particles in the liquid slurries.

   Photolithography. Photolithography is the process step that defines the patterns of the circuits to be built on the chip. Before photolithography, a wafer is pre-coated with photoresist, a light sensitive film composed of ultra-high purity chemicals in liquid form. The photoresist is exposed to specific forms of radiation, such as ultraviolet light, electrons or x-rays, to form patterns which eventually become the circuitry on the chip. This process is repeated many times, using different patterns and interconnects between layers to form the complex, multi-layer circuitry on a semiconductor chip. As device geometries decrease and wafer sizes increase, it is even more critical that these photoresists have an accurate thickness and uniformity, as well as low levels of contamination, for manufacturers to achieve acceptable yields in the manufacturing process.

   Etch and Resist Strip. Etch is the process of selectively removing precise areas of thin films that have been deposited on the surface of a wafer. The hardened photoresist protects the remaining material that makes up the circuits. During etch, specific areas of the film not covered by photoresist are removed to leave a desired circuit pattern. Similarly, resist strip is a process of removing the photoresist material from the wafer after the desired pattern has been placed on the wafer. Emerging advanced etch and resist strip applications require precisely controlled gas chemistries and flow rates in order to achieve precise etch and resist strip characteristics.

   Wet Cleaning. Ultra-high purity chemicals and photoresists of precise composition are used to clean the wafers, to pattern circuit images and to remove photoresists after etch. Before processes such as photoresist coating, thin film deposition, ion implantation, diffusion and oxidation, and after processes, such as ion implantation and etch, the photoresists must be stripped off, and the wafer cleaned in multiple steps of chemical processes. To maintain manufacturing yields and avoid defective products, these chemicals must be maintained at very high purity levels without the presence of foreign matters such as particles, ions or organic contaminants.

   Many of the processes used to manufacture semiconductors are also used to manufacture flat panel displays, magnetic and optical storage devices and fiber optic cables for telecommunications, resulting in the need for similar filtration, purification, control and measurement capabilities.

   Our most significant customers based on sales in 2001 include industry leaders, such as Applied Materials, Inc., ASM Lithography Holding N.V., Dainippon Screen Manufacturing Co., Ltd., FSI International, Inc., LAM Research Corporation, Novellus Systems, Inc., Samsung Electronics Co., Ltd., Taiwan Semiconductor Manufacturing Co. Ltd. and Tokyo Electron Limited. We also sell our products to flat panel display original equipment manufacturers, materials suppliers and end-users. The major manufacturers for flat panel displays and flat panel display equipment are concentrated in Japan, Korea and other parts of Asia.

   In 2001, 2000 and 1999, sales to our top ten customers accounted for approximately 33%, 39% and 31%, respectively, of our net sales. During those same periods, Tokyo Electron Limited accounted for approximately 14%, 18% and 13%, respectively, of our net sales and international net sales represented approximately 67%, 61% and 61%, respectively, of our net sales. Over 2,500 customers purchased products from us during 2001.

   We may enter into supply agreements with our customers to govern the conduct of business between us and our customers, including the manufacture of our products. These agreements generally have a term of one to three years but these agreements do not contain any long-term purchase orders or commitments. Instead, we work closely with our customers to develop non-binding forecasts of the future volume of orders. However, customers may cancel their orders, change production quantities from forecasted volumes or delay production for a number of reasons beyond our control.

Sales and Marketing

   We sell our products worldwide primarily through our own direct sales force located in over 17 offices in major industrialized and developed countries, as well as through independent distributors in other parts of the world. As of December 31, 2001, our sales and marketing force consisted of approximately 215 employees worldwide. Our direct sales force is supplemented by independent sales representatives and agents.

   Our marketing efforts focus on our "push/pull" marketing strategy in order to maximize our selling opportunities. We work with original equipment manufacturers to design tools that require our products and we create end user "pull" demand where the products are specified by the semiconductor manufacturers. Our industry relationships have provided us with the opportunity for significant collaboration with our customers at the product design stage that has facilitated our ability to introduce new products and applications that meet our customers' needs. In addition, we are constantly identifying for our customers the variety of analytical, purification and process control challenges which may be addressed by our products. Further, we adapt our products and technologies to process control issues identified by our customers. Our sales representatives provide our customers with worldwide support and information on our products.

   We believe that our technical support services are important to our marketing efforts. These services include assisting in defining a customer's needs, evaluating alternative products, designing a specific system to perform the desired separation, training users and assisting customers in compliance with relevant government regulations. In addition, we maintain a network of service centers located in the United States and in key international markets to support our products.

  Competition

   The market for our products is highly competitive. While price is an important factor, we compete primarily on the basis of the following factors:

                .  historical customer    .  breadth of product
                   relationships;            line;

                .  technical expertise;   .  breadth of
                                             geographic presence;

                .  product quality and    .  manufacturing
                   performance;              capabilities; and

                .  total cost of
                   ownership;             .  after-sales service.

                .  customer service and
                   support;

   We believe that we compete favorably with respect to all of the factors listed above, but we cannot assure you that we will continue to do so. We believe that our key competitive strengths include our broad product line, the low total cost of ownership of our products, our ability to provide our consumables customers with quick order fulfillment and our technical expertise. However, our competitive position varies depending on the market segment and specific product areas within these segments. For example, in the market for photochemical dispense systems, we believe that our patented technology, our longstanding relationships with leading original equipment manufacturers in this market niche and our ability to support our customers' needs on a global basis have allowed us to compete favorably. In contrast, other companies have more established positions in the markets related to gas delivery systems and components, such as gas flow measurement and control products, pressure measurement and control products and vacuum gauges, valves and controllers. While we have longstanding relationships with a number of semiconductor and other electronic device manufacturers, we also face significant competition from companies that have longstanding relationships with other semiconductor and electronic device manufacturers and, as a result, have been able to have their products specified by those customers for use in manufacturers' fabrication facilities. In addition, some of our competitors have cost advantages over us in the markets for gas delivery systems and components due to their larger market share and the related economies of scale. In the markets for our consumable products, we believe that our differentiated membrane technology, strong supply chain capabilities, which allow us to provide our customers with quick order fulfillment, and technical expertise, which enables us to develop membranes to meet specific customer needs and assist our customers in improving the functionality of our membranes for particular applications, allow us to compete favorably. In these markets our competitors compete against us on the basis of price, as well as alternative membrane technology having different functionality, manufacturing capabilities and breadth of geographic presence.

   The market for our products is highly fragmented, and we compete with a number of different companies, including Iwaki Co., Ltd., MKS Instruments, Inc., Mott Metallurgical Corporation and Pall Corporation. Some of our competitors are larger and have greater resources than we do. In some cases, our competitors are smaller than us, but well-established in specific product niches. However, we believe that none of our competitors competes with us across all of our product offerings and that, within the markets that we serve, we offer a broader line of products, make use of a wider range of process control technologies and address a broader range of applications than any single competitor. Nonetheless, competitors with greater financial resources may be able to offer lower prices, additional products or services or other incentives that we cannot match or offer These competitors may be in a stronger position to respond quickly to new technologies, devote more resources to developing new technologies and may be able to undertake more extensive marketing campaigns. They also may adopt more aggressive pricing policies and make more attractive offers to potential customers, employees and strategic partners.

   Semiconductor and other electronic device manufacturers may direct semiconductor capital equipment manufacturers to use a specified supplier's product in their equipment. Accordingly, our success depends in part on our ability to have semiconductor and other electronic device manufacturers specify that our products be used at their fabrication facilities. Some of our competitors may have more developed relationships with semiconductor and other electronic device manufacturers, which enables them to have their products specified for use in manufacturers' fabrication facilities.

   In addition, following our separation from Millipore, except as specifically prohibited in our separation agreements with Millipore with respect to the use of existing intellectual property and technological expertise, we may compete against Millipore and Millipore may compete against us. In particular, Millipore may choose to reestablish a microelectronics business unit, or work with a third party to establish a competitive capability.

  Research and Development

   Our aggregate research and development expenses in 2001, 2000 and 1999 were $19.8 million, $23.2 million and $19.3 million, respectively. As of December 31, 2001, we had approximately 97 employees in engineering, research and development. In addition, we have followed a practice of supplementing our internal research and development efforts by licensing technology from unaffiliated third parties and/or acquiring distribution rights with respect thereto when we believe it is in our long-term interests to do so.

   To meet the global needs of our customers, we have research and development capabilities in the United States and Japan. Our research and development efforts are directed toward developing and improving our technology platforms for semiconductor and advanced processing applications and identifying and developing products for new applications for which fluid management plays a critical role. Recently, our efforts have been particularly focused on the development of new materials and technology associated with key industry trends, such as the transition from the use of 200 millimeter wafers to 300 millimeter wafers, the shrinking of integrated circuit line-widths and the use of new classes of materials, such as copper, titanium nitride and organic and inorganic dielectric materials. We have undertaken an initiative to involve our marketing, engineering, manufacturing and sales personnel in the development of new products in order to reduce the time to market for new products. Our employees also work closely with our customers' development personnel. These relationships help us identify and define future technical needs on which to focus our research and development efforts. In addition, we participate in Semiconductor Equipment and Materials International (SEMI), a consortium of semiconductor equipment suppliers. We also support research at academic and other institutions targeted at advances in materials science and semiconductor process development.

   On the effective date of our separation from Millipore, key membrane researchers and engineers were transferred to us. In addition, we entered into a five-year contractual research agreement with Millipore to minimize the interruption of our long-term research projects and transfer to us full ownership of specified related intellectual property rights.

  Patents and Other Intellectual Property Rights

   We rely on a combination of patent, copyright, trademark and trade secret laws and license agreements to establish and protect our proprietary rights. We have 108 U.S. issued and enforceable patents, 127 issued and enforceable foreign patents, including counterparts to U.S. filings, 101 pending U.S. patent applications, 43 pending filings under the Patent Cooperation Treaty not yet nationalized and 235 pending foreign patent applications. While we believe that patents may be important for aspects of our business, such as our patents related to photoresist dispense pumps, polymer membranes, gas filters, mass flow controllers and our Connectology(TM) products, which patents expire between 2003 and 2018, we believe that our success depends more upon close customer contact, innovation, technological expertise, responsiveness and worldwide distribution. Additionally, while our patented technology may delay or deter a competitor in offering a competing product, we do not believe that our patent portfolio functions as a barrier to entry for any of our competitors. In addition, while we license and will continue to license technology used in the manufacture and distribution of products from third parties, except as described in the separation agreements with Millipore, these licenses are not currently related to any of our core product technology.

   We require each of our employees, including our executive officers, to enter into standard agreements pursuant to which the employee agrees to keep confidential all of our proprietary information and to assign to us all inventions made while employed by us.

   A number of our patented products were specifically developed in response to the transition from 200 millimeter wafers to 300 millimeter wafers, and many of our new products are specifically targeted to meet the more stringent requirements for the advanced technologies dominating 300 millimeter wafer manufacturing processes. Examples include our Solaris(TM) chemical mechanical planarization filters for copper slurries, IntelliGen(TM) photoresist dispense with digital valves targeted for photolithography applications and our Intelliflow(TM) mass flow controllers for 300 millimeter tool automation.

   In connection with our separation from Millipore, we were assigned patents and trademarks which relate exclusively to our business. Patented technology that is used by both Millipore and Mykrolis was generally retained by Millipore and licensed to us with exclusive rights in our fields of use that are generally defined by the current operating scope of our business. In some cases, the technology was transferred to us, and we granted Millipore an exclusive license in its fields of use in the biopharmaceutical and related industries. These licenses are assignable by the licensee only in connection with a sale of its business, do not require the payment of any license fees or royalties by either Millipore or us and will continue in effect for the life of the patents. In addition, in order to assure future access to patented technology not licensed as part of the separation, the separation agreements provide each of us with a technology license option. The option grants each party a five-year option to acquire a royalty bearing license to patented technology existing as of the separation date that is owned by the other party and is not currently used by the optionee but may be useful for future products, with exclusive rights in its fields of use. The license term would extend for the life of the subject patents.

  Governmental Regulation

   Our operations are subject to federal, state and local regulatory requirements relating to environmental, waste management and health and safety matters, including measures relating to the release, use, storage, treatment, transportation, discharge, disposal and remediation of contaminants, hazardous substances and wastes, as well as practices and procedures applicable to the construction and operation of our plants. There can be no assurance that we will not incur material costs and liabilities or that our past or future operations will not result in exposure to injury or claims of injury by employees or the public. Although some risk of costs and liabilities related to these matters is inherent in our business, as with many similar businesses, we believe that our business is operated in substantial compliance with applicable regulations. However, new, modified or more stringent requirements or enforcement policies could be adopted, which could adversely affect us. While we expect that capital expenditures will be necessary to assure that any new manufacturing facility is in compliance with environmental and health and safety laws, we do not expect these expenditures to be material. Otherwise, we are not presently aware of any facts or circumstances that would cause us to incur significant liabilities in the future related to environmental, health and safety law compliance.

  Employees

   As of December 31, 2001, we had approximately 927 full-time employees the majority of whom, prior to the separation date, were employed by Millipore's microelectronics division, including approximately 97 in engineering, research and development and approximately 215 in sales and marketing. Given the variability in our business and the quick response time required by our customers, it is critical that we be able to quickly adjust the size of our production staff to maximize efficiency. Therefore, we use skilled temporary labor as required. Prior to our separation from Millipore, all necessary corporate functions were provided to us by Millipore, and the associated costs were allocated to us in the form of an allocation of the expense. This allocation is included in our historical financial results. Following our separation from Millipore, we have hired approximately 74 personnel to facilitate our operation as an independent company and in replacement of services formerly provided by Millipore's central functions.

   None of our employees are represented by a labor union or covered by a collective bargaining agreement other than statutorily mandated programs in European countries.

  Other Information

   In March of 2001, the Board of Directors of Mykrolis adopted a shareholder rights plan (the "Rights Plan") pursuant to which Mykrolis declared a dividend on November 29, 2001 to its shareholders of record on December 31, 2001 of the right to purchase (a "Right") one additional share of Mykrolis Common Stock for each share of Mykrolis Common Stock owned, at a price of $130.00 for each share. The Rights Plan is designed to protect Mykrolis' shareholders from attempts by others to acquire Mykrolis on terms or by using tactics that could deny all shareholders the opportunity to realize the full value of their investment. The Rights are attached to the shares of our common stock until certain triggering events occur. The Rights authorize the holders to purchase shares of our common stock at a 50% discount from market value upon the occurrence of specified triggering events, including, unless approved by our board of directors, an acquisition by a person or group of specified levels of beneficial ownership of our common stock or a tender offer for our common stock. The common stock purchase rights are redeemable by us for $.01 and will expire in March of 2011. One of the events which will trigger the common stock purchase rights is the acquisition, or commencement of a tender offer, by a person (an Acquiring Person, as defined in the shareholder rights plan), other than Mykrolis or any of our subsidiaries or employee benefit plans, of 15% or more of the outstanding shares of our common stock. An Acquiring Person may not exercise a common stock purchase right. Until the spin-off distribution of our shares, Millipore is excluded from the definition of Acquiring Person.

   Mykrolis' products are made from a wide variety of raw materials which are generally available in quantity from alternate sources of supply. Accordingly, as a general matter, Mykrolis is not substantially dependent upon any single supplier.

Executive Officers of Mykrolis

   The following is a list, as of February 1, 2002, of the Executive Officers of Mykrolis. All of the officers of Mykrolis Corporation listed below were elected to serve until the first Directors Meeting following the 2002 Annual Shareholders Meeting.

                                                                              First Elected
       Name         Age                        Office                           To Office
       ----         ---                        ------                         -------------
C. William Zadel... 58  Chairman of the Board, and Chief Executive Officer        2001
Jean-Marc Pandraud. 48  President and Chief Operating Officer                     2001
Bertrand Loy....... 36  Vice President, Treasurer and Chief Financial Officer     2001
Jean-Paul Mangeolle 40  Vice President-Operations                                 2001
Peter W. Walcott... 55. Vice President, Secretary & General Counsel               2001
Fred E. Faulkner... 55. Vice President--Worldwide Manufacturing                   2001
Gary Nadeau........ 46. Vice President--Worldwide Sales                           2001
Takashi Mizuno..... 41. Vice President; President Nihon Mykrolis KK               2001
Robert Crook....... 49. Vice President--Human Resources                           2001

   C. William Zadel has been our Chairman and Chief Executive Officer since November 2000 and one of our directors since February 2001. Mr. Zadel was Chief Executive Officer, Chairman and President of Millipore from February 1996 through April 2001, at which time he resigned as President but continued as Chief Executive Officer until August 2001. Mr. Zadel continues as a non-executive Chairman of the Board of Millipore. Mr.

Zadel had been, since 1986, President and Chief Executive Officer of Ciba Corning Diagnostics Corp., a company that develops, manufactures and sells medical diagnostic products. Prior to that he was Senior Vice President of Corning Glass Works (now Corning Inc.) Americas Operations since 1985 and Vice President of business development since 1983. Mr. Zadel currently serves on the Boards of Directors of Kulicke and Soffa Industries, Inc. and Matritech, Inc. Mr. Zadel served as Chairman of the Board of Directors of the Massachusetts High Technology Council from 1999 until 2001; he continues as a member of the Board of Directors of that organization. He has also served as the Chairman of the Health Industry Manufacturers Association from 1994 to 1995.

   Jean-Marc Pandraud has been our President and Chief Operating Officer since January 2001. Mr. Pandraud joined Millipore's French subsidiary in 1978 as an Application Specialist for the contamination laboratory market. He subsequently held a series of management and marketing positions, including France Division Manager for the Millipore Product Division from 1982-1984, and France Division Manager for the company's Waters Chromatography Division from 1984-1988. In 1988, Mr. Pandraud was promoted to Managing Director of Millipore's French subsidiary and European General Manager for the Millipore Analytical Division. From 1994 until 1999, Mr. Pandraud served as the Vice President and General Manager of Millipore's Laboratory Water Division and was also Regional Manager of Millipore's Latin American operations from 1997 until 1999. In July 1999, he was appointed to the position of Vice President and General Manager, Microelectronics Divisions of Millipore, a position he held until his appointment as our President and Chief Operating Officer.

   Bertrand Loy has been our Vice President and Chief Financial Officer since January 2001. Prior to that, Mr. Loy served as the Chief Information Officer of Millipore from April 1999 until December 2000. From 1995 until 1999, he served as the Division Controller for Millipore's Laboratory Water Division. From 1989 until 1995, Mr. Loy served Sandoz Pharmaceuticals (now Novartis) in a variety of financial, audit and controller positions located in Europe, Central America and Japan.

   Jean-Paul Mangeolle has been our Vice President--Operations since April 2001. Prior to that, Mr. Mangeolle served as Vice President and General Manager of Millipore's Liquids Division from October 1999 until April 2001. Mr. Mangeolle has also served as Millipore's Vice President of Worldwide Sales and Service from March 1998 to October 1999, as Millipore's Worldwide Sales and Marketing Director, Laboratory Water from January 1997 to March 1998 and as Manager of Millipore's Asian Operations from April 1992 to January 1997.

   Peter W. Walcott has been our Vice President, Secretary and General Counsel since October 2000. Mr. Walcott served as the Assistant General Counsel of Millipore from 1981 until March 2001.

   Fred E. Faulkner, Jr. has been our Vice President--Worldwide Manufacturing since April 2001. Prior to joining Mykrolis, Mr. Faulkner served as Millipore's Director of Manufacturing Operations from May 2000 until April 2001. Prior to that, Mr. Faulkner was President and Chief Operating Officer of Boston Acoustics, Inc., a designer and manufacturer of high-performance audio systems, from April 1997 until April 2000. Before joining Boston Acoustics, Mr. Faulkner served as Vice President of Technical Operations for Millipore's microelectronics division from June 1994 until April 1997.

   Gary Nadeau has been our Vice President--Worldwide Sales since April 2001. Mr. Nadeau served as Millipore's Director of Worldwide Sales and Service from November 2000 until March 2001 and as Vice President of the Electronics Division for Netvendor Inc., a business to business sell-side software and services provider for manufacturers and distributors in the aerospace, automotive, electronics and industrial sectors, from February 2000 until November 2000. Prior to that, Mr. Nadeau served as Director of North American Sales for Millipore's microelectronics division.

   Takashi Mizuno has been our Vice President since April 2001 and has been President of our Japanese subsidiary, Nihon Mykrolis KK since April 2001. Mr. Mizuno was a Director of Global Accounts for Tokyo

Electron Limited from February 2000 until April 2001. Prior to that, Mr. Mizuno served as Millipore's Director of Laboratory Research from September 1995 until February 2000 and as Division Manager of Millipore's Laboratory Water division from January 1995 until September 1995.

   Robert Crook has been our Vice President--Human Resources since April 2001. Prior to that, Mr. Crook served as Millipore's Human Resources Manager from November 1999 until April 2001. Before joining Millipore, Mr. Crook served as Vice President of Human Resources for the Transnational Group, a marketing and financial services company from October 1996 until November 1999. Before that Mr. Crook served as a human resources manager for Digital Equipment Corporation.

Item 2.  Properties.

   Our principal executive offices are located in Bedford, Massachusetts. We also have manufacturing and design facilities in the United States and Japan. Information about these facilities is set forth below:

                                                                      Approximate Leased/
        Location                      Principal Function              Square Feet  Owned
        --------                      ------------------              ----------- -------
Bedford, Massachusetts(1) Executive Offices, Research & Manufacturing    46,000   Leased
Allen, Texas............. Research & Manufacturing                      178,000   Leased
Jaffrey, New Hampshire(2) Manufacturing                                  55,000   Leased
San Clemente, California. Manufacturing                                   7,000   Leased
Yonezawa, Japan(3)....... Manufacturing                                 100,000    Owned

--------
(1) Pursuant to the terms of our master transitional services agreements with Millipore, we are currently occupying on an interim basis approximately 41,000 square feet of office and laboratory space in Millipore's headquarters facility located at 80 Ashby Road, Bedford, MA. In addition we lease approximately 4,600 square feet of manufacturing space in this facility from Millipore under a transitional services agreement that expires March 31, 2006.
(2) Pursuant to the terms of our master transitional services agreements with Millipore, we are currently sharing space with Millipore in this manufacturing facility that is owned by Millipore. Pursuant to our worldwide manufacturing rationalization plan, we are finalizing the relocation of certain of our operations from this facility to our Allen, Texas facility; the remainder of our operations will be relocated to a new facility that we anticipate opening in New England during the first half of 2002.
(3) Excludes an additional 69,000 square feet that are leased to Millipore. Millipore pays us rent for the leased space sufficient to cover our costs associated with the space.

   In addition, we lease a 144,000 square foot building in Bedford, Massachusetts of which 70,000 is subleased by us to a third party under a sublease expiring in 2005. We have an option to purchase this leased facility at fair market value between June 2005 and November 2005, the expiration date on our lease, and our landlord has an option to sell us this facility at 90% of its fair market value prior to November 30, 2005. If our landlord exercises the option to sell, we will have one year to complete the purchase of the facility, during which time interest on the purchase price will accrue. Since this facility was inappropriate for our future needs, we closed this facility during the third quarter of 2001. We are currently attempting to sublease this facility.

   We maintain a worldwide network of sales and service centers, including two in the United States, five in Europe (two in Germany, one in France and one in the United Kingdom), two in Japan and three in other parts of Asia (Taiwan, Singapore and Korea). Leases for our facilities expire between February 2002 and March 2008. We currently expect to be able to extend the terms of expiring leases or to find suitable replacement facilities on reasonable terms.

   We believe that our facilities are well-maintained and, except as described above, suitable for their respective operations.

   As noted above, we expect to open a combined headquarters, research and manufacturing facility in the New England region during the first half of 2002. A potential site has been identified and lease negotiations are underway. Further we anticipate that as our business grows we will need to obtain additional facilities through acquisitions, leases or new construction. We may encounter unforeseen difficulties, costs or delays in expanding our facilities.

Item 3.  Legal Proceedings.

   In July 2000, we were sued in the Osaka District Court, Osaka, Japan, by Kurabo Industries Ltd. This suit alleges that a type of filter cartridge manufactured in Japan by our subsidiary, Nihon Mykrolis KK, infringes a Japanese patent held by Kurabo. The suit seeks $11 million in damages and an injunction against our future use of these filter cartridges. Nihon Mykrolis KK has responded to this suit by denying any infringement. We intend to vigorously defend this suit but there can be no assurances that we will prevail. We believe, however, that the litigation described above will not have a material adverse effect on our business, financial condition or results of operations.

   We are also party to other lawsuits in the ordinary course of business. We do not believe that these proceedings individually or in the aggregate will have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders.

   This item is not applicable.

                                    PART II

Item 5.  Market for Mykrolis' Common Stock, and Related Shareholder Matters.

   Mykrois' Common Stock, $0.01 par value, is listed on the New York Stock Exchange and is traded under the symbol "MYK". The following table sets forth, for the indicated fiscal periods, the high and low sales prices of Mykrolis' Common Stock (as reported on the New York Stock Exchange Composite Tape). No cash dividends have been declared (on a per share basis). On November 29, 2001 the Mykrolis Board of Directors declared a dividend of one common stock purchase right for each share of Mykrolis Common Stock outstanding to shareholders of record on December 31, 2001, payable on January 4, 2002, for a description of the Common Stock Rights Plan see "Other Information" in Item 1 above. Each right entitles the holder to purchase one share of Mykrolis Corporation Common Stock at a price of $130. As of February 8, 2002 there were approximately 687 shareholders of record.

                            Range of Stock Prices Dividends Declared
                            --------------------- ------------------
                                2001       2002    2001       2000
                            ------------ --------  -----      -----
                             High   Low  High Low    (Per Share)
                            ------ ----- ---- --- ------------------
             First Quarter.    N/A   N/A N/A  N/A  $0.00     $0.00
                            ------ ----- ---  ---  -----      -----
             Second Quarter    N/A   N/A N/A  N/A  $0.00     $0.00
                            ------ ----- ---  ---  -----      -----
             Third Quarter. $16.25 $8.97 N/A  N/A  $0.00     $0.00
                            ------ ----- ---  ---  -----      -----
             Fourth Quarter $16.00 $7.51 N/A  N/A  $0.00(1)  $0.00
                            ------ ----- ---  ---  -----      -----
                            ------ ----- ---  ---  -----      -----

(1) Dividend of one common stock purchase right per share of Mykrolis common Stock outstanding was declared on November 29, 2001 to shareholders of record December 31, 2001.

Item 6.  Selected Financial Data.

   The following table sets forth selected historical financial information derived from our audited consolidated and combined balance sheets at December 31, 2001, 2000, 1999 and 1998 and our audited consolidated and combined statement of operations for the years then ended and from our unaudited combined balance sheet at December 31, 1997 and our unaudited combined statement of operations for the year ended December 31, 1997. Our combined financial statements for periods prior to March 31, 2001 include amounts that have been derived from the consolidated financial statements and accounting records of Millipore using the historical results of operations and historical basis of assets and liabilities of our business. The selected historical financial information includes allocations of Millipore corporate expenses related to our business, including centralized research and development, legal, accounting, employee benefits, officers' salaries, real estate, insurance, information technology services, distribution, treasury and other Millipore corporate and infrastructure costs. These expense allocations have been determined on a basis that Millipore and we consider to be a reasonable reflection of the utilization of services provided or the benefit received by us. However, the consolidated and combined financial information included herein may not necessarily reflect our operating results, financial position and cash flows in the future or what they would have been had we been a separate, stand-alone entity during all periods presented.

   You should read our "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated and combined financial statements and related notes included elsewhere in this document for a further explanation of the financial data summarized here.

                                                                   Year Ended December 31,
                                                    -------------------------------------------------
                                                      2001      2000      1999      1998      1997
                                                    --------  --------  --------  --------  ---------
                                                            (In thousands, except per share data)
Statement of Operations Data:
Net sales.......................................... $215,274  $355,540  $206,345  $180,613  $ 263,478
Cost of sales......................................  137,621   174,545   107,154   120,147    134,922
                                                    --------  --------  --------  --------  ---------
   Gross profit....................................   77,653   180,995    99,191    60,466    128,556
Selling, general and administrative expenses.......   80,724    96,469    75,052    70,400     82,048
Research and development expenses..................   19,837    23,175    19,309    21,492     27,411
Purchased research and development expense.........       --        --        --        --    121,033 (1)
Litigation settlement..............................       --        --        --     3,666         --
Restructuring and other charges....................   17,478      (320)   (1,221)    7,120         --
                                                    --------  --------  --------  --------  ---------
   Operating income (loss).........................  (40,386)   61,671     6,051   (42,212)  (101,936)
Other expense, net.................................   (1,096)   (1,395)      (83)     (823)    (1,680)
                                                    --------  --------  --------  --------  ---------
   Income (loss) before income taxes...............  (41,482)   60,276     5,968   (43,035)  (103,616)
Income tax expense (benefit).......................   26,145    22,905     2,685   (15,923)     6,096
                                                    --------  --------  --------  --------  ---------
Net income (loss).................................. $(67,627) $ 37,371  $  3,283  $(27,112) $(109,712)
                                                    --------  --------  --------  --------  ---------
Basic and diluted earnings (loss) per share........ $  (1.92) $   1.15  $   0.10  $  (0.83) $   (3.38)
Shares used in computing basic and diluted earnings
  (loss) per share.................................   35,262    32,500    32,500    32,500     32,500

                                                                        December 31,
                                                    -------------------------------------------------
                                                      2001      2000      1999      1998      1997
                                                    --------  --------  --------  --------  ---------
                                                                       (In thousands)
Balance Sheet Data:
Working capital.................................... $153,526  $130,037  $ 78,055  $ 41,794  $  47,162
Total assets.......................................  289,490   299,031   244,507   219,126    223,790
Invested equity....................................       --   246,489   197,658   182,353    163,685
Shareholders' equity...............................  243,547        --        --        --         --

--------
(1) Purchased research and development expense reflects the acquisition of Tylan General, Inc. in January 1997 before income taxes.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   You should read the following discussion of our financial condition and results of operations with the consolidated and combined financial statements and notes to the consolidated and combined financial statements included elsewhere in this document. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the "Risk Factors" section of this report. Our actual results may differ materially from those contained in any forward-looking statements.

  Overview

   We are a worldwide developer, manufacturer and supplier of liquid and gas delivery systems, components and consumables used to precisely measure, deliver, control and purify the process liquids, gases and chemicals, as well as the deionized water, photoresists and vacuum systems, that are utilized in the semiconductor manufacturing process. We also provide capital equipment repair services to our customers. Our products include membrane and metal-based filters, housings, precision liquid dispense filtration pumps, resin-based gas purifiers and mass flow and pressure controllers. Mass flow and pressure controllers provide precise measurement and control of mass flow rates of gases that are introduced into the semiconductor and other electronics manufacturing process chamber. Our products are used by our customers in manufacturing operations to remove contaminants in process fluid streams and process gas applications, to measure and control flow rates in process gas streams and to control and monitor pressure and vacuum levels in process chambers.

   Our products are sold globally through a direct sales force and through distributors in selected regions. Our customers are located worldwide and we currently manufacture our products at five sites located in the United States and Japan. In 2001, as part of our worldwide manufacturing rationalization plan, we relocated some US manufacturing operations and closed our manufacturing facility, in Swindon, England. We anticipate opening a new manufacturing facility in New England during the first half of 2002 to replace the Jaffrey, New Hampshire manufacturing facility that we plan to exit as part of the separation from Millipore.

  Our Separation from Millipore

   On October 3, 2000, Millipore Corporation ("Millipore") announced its plan to spin-off its microelectronics business which serves the semiconductor industry and certain related industries with products needed to manufacture semiconductor devices as well as a range of other products that now comprises the Company. On October 16, 2000, Mykrolis Corporation was incorporated in Delaware as a wholly-owned subsidiary of Millipore to receive Millipore's microelectronics business and to be the spun off company. Our business historically has been operated as a fully integrated business unit of Millipore. On March 31, 2001, Millipore transferred to us substantially all of the assets and liabilities associated with its microelectronics business. We completed our initial public offering of 7 million shares of common stock on August 9, 2001 receiving net proceeds of approximately $94.0 million, after deducting underwriting commissions and offering expenses. We retained approximately $75.0 million of the net proceeds and paid the balance to Millipore as repayment of amounts outstanding under the credit agreement with Millipore and as payment of amounts due under the separation note. After the initial public offering, Millipore owned 32.5 million shares, or approximately 82.3%, of our total outstanding common stock. Millipore has declared a stock dividend of all of the shares of common stock of Mykrolis owned by Millipore and has announced that it intends to distribute the Mykrolis shares that it owns on February 27, 2002.

   In connection with our separation from Millipore, we entered into agreements with Millipore under which Millipore agreed to provide services to us during a transition period after the separation date. The agreements relate to facilities services, information technology services, distribution, accounting, finance and other services and arrangements. Under these agreements, we reimburse Millipore for the cost of these services. The duration of each of the different transition services varies depending on the anticipated time it will take for us to replace the service, but is generally for a one-year period. In addition, we have entered into agreements with Millipore for membrane manufacturing and supply, research and development, product distribution and contract manufacturing, generally for a five-year period. Many of the agreements may be extended beyond the initial transition period by mutual agreement of the parties. The agreements do not necessarily reflect the costs of obtaining the services from unrelated third parties or of our providing the applicable services ourselves. However, we believe that purchasing these services from Millipore provides us with an efficient means of obtaining these services during the transition period. In addition, we have agreed to provide transition services to Millipore, for which we are reimbursed at our cost.

   As these transition agreements expire without renewal, we must negotiate new agreements with various third parties as a separate, stand-alone entity. There can be no assurance that the terms we will be able to negotiate for these agreements will be as favorable as those we enjoyed as part of Millipore. In addition, as part of Millipore, we benefited from various economies of scale including shared global administrative functions, facilities and volume purchase discounts. We expect that our costs and expenses could increase as a result of the loss of these economies of scale, although the amount is not determinable at this time.

  Restructuring and Other Charges and Non-recurring Separation Expenses

   During the third quarter of 2001, we recorded a restructuring charge of $4.9 million in response to the prolonged duration and severity of the current semiconductor industry downturn. The restructuring charge included approximately $2.5 million of employee severance costs, $0.7 million write-off of leasehold improvements and $1.7 million of net exit costs on leased property. Key initiatives of the restructuring included:

  . Reducing the Company's workforce in the U.S., Asia and Europe in order to resize the Company. This action was completed during the third quarter of 2001.

  . Discontinuation of the Company's plan to renovate its leased office space in Bedford, Massachusetts and instead exit that facility. This action was completed during the third quarter of 2001.

   These third quarter restructuring initiatives resulted in the elimination of 153 positions worldwide. Notification to employees was completed in the third quarter of 2001, however a number of these employees will continue in their existing positions through the first quarter of 2002 with their related salary costs charged to operations as incurred. In 2001, approximately $2.2 million of restructuring reserve, consisting of $1.7 million in severance and associated benefits for 145 employees, was paid in addition to $0.5 million of leasehold and other exit costs. At December 31, 2001, approximately $0.7 million of employee severance costs remained accrued and we expect that such amounts will be substantially paid by the end of the first quarter of 2002. The leasehold and other exit costs at December 31, 2001 were approximately $2.0 million and will be substantially paid by the lease expiration date in fiscal year 2005.

   In addition, during the first quarter of 2001, we recorded restructuring and other charges of $12.6 million in connection with our separation from Millipore to improve our manufacturing asset utilization and resize our overall cost structure. The restructuring and other charges included approximately $11.3 million of employee severance costs, approximately $1.0 million of equipment and leasehold improvements write-off and approximately $0.3 million of lease cancellation costs. Key initiatives of the restructuring included:

  . Consolidating manufacturing operations to eliminate redundant manufacturing processes. We are in the process of relocating the operations of two of our manufacturing facilities in the U.S. and we closed our manufacturing facility in England. This important step in the consolidation of our manufacturing operations is expected to be substantially completed in the first quarter of 2002.

  . Realigning our European organizational structure to focus on our operating business units, thereby consolidating our sales and administrative activities into fewer locations that are closer to our customer base. We completed this transition during the fourth quarter of 2001.

  . Reducing our administrative and management infrastructure costs in Asia. These cost reductions are expected to result in lower overhead for administrative and management infrastructure through reduced facility costs and administrative positions. This program was completed during the fourth quarter of 2001.

  . Reducing our workforce in the U.S. in order to address changes in the demand for our products due to the current semiconductor industry downturn. This action was completed during the second quarter of 2001.

   The first quarter restructuring initiatives resulted in the elimination of 205 positions worldwide. Notification to employees was completed in the first quarter of 2001. However, a number of these employees will continue in their existing positions through the first quarter of 2002 with their related salary costs charged to operations as incurred. For the year ended December 31, 2001, approximately $9.5 million of the restructuring was utilized consisting of $8.2 million in severance and associated benefits for 140 employees and $1.3 million of leasehold and other costs. At December 31, 2001, approximately $3.1 million of restructuring costs remained accrued. We believe that such amounts will be substantially paid by the end of the first quarter of 2002.

   These combined restructuring initiatives are expected to yield annualized savings of approximately $16.2 million. The savings will result from reduced wages and facility-related costs and depreciation. The savings will be reflected in costs of sales, selling, general and administrative expenses and research and development expenses. The savings began in the second quarter of 2001 but are not expected to be fully realized until the first quarter of 2002.

   In addition, in connection with our separation from Millipore and the implementation of our worldwide manufacturing strategy, we expect to incur incremental, non-recurring operating costs and expenses. In 2001, these costs and expenses amounted to approximately $5.7 million. During 2002 and 2003 we estimate that these incremental, separation related, non-recurring costs and expenses could amount to approximately $4.0 million. These anticipated costs and expenses are associated with the following:

  . Continued implementation of our manufacturing strategy, including our plan to open a new manufacturing facility and to relocate production activities to this new facility. These expenses will include severance costs, retention bonuses and increased depreciation due to decreases in the estimated useful lives of fixed assets and leasehold improvements. In 2001 these expenses amounted to approximately $0.9 million. We estimate that these non-recurring costs and expenses could amount to approximately $1.0 million during 2002 and 2003. We expect that the majority of these costs will be incurred during 2002.

  . Other incremental separation-related costs and expenses including legal fees, marketing expenses related to establishing a new brand identity, retention bonuses, depreciation expense due to decreases in the estimated useful lives of fixed assets and leasehold improvements. These costs and expenses totaled $4.8 million in 2001. During 2002, we anticipate incurring additional similar costs and expenses totaling approximately $3.0 million.

   We will also incur other third party costs, fees and expenses relating to our separation from Millipore. Such costs, fees and expenses include, among others, costs relating to designing and constructing our computer infrastructure and implementing treasury, real estate, pension and records retention management services. We expect to outsource these services and functions and are negotiating service agreements with new service providers. We expect these future costs to be consistent with the historical costs incurred for these services.

Basis of Presentation

   Our combined financial statements for periods prior to March 31, 2001 include amounts that have been derived from the consolidated financial statements and accounting records of Millipore using the historical results of operations and historical basis of assets and liabilities of our business. We believe the assumptions underlying the combined financial statements are reasonable. However, the combined financial information included herein may not necessarily reflect our operating results, financial position and cash flows in the future or what they would have been had we been a separate, stand-alone entity during the periods presented. Because a direct ownership relationship did not exist among all our various units, Millipore's net investment in us is shown in lieu of shareholders' equity in the combined financial statements prior to the separation. We began accumulating retained earnings (accumulated deficit) on April 1, 2001, following the effective date of the separation agreement with Millipore, pursuant to which our assets and liabilities were transferred to us. Beginning April 1, 2001, our consolidated financial statements include all our wholly-owned subsidiaries and our assets and liabilities. All material intercompany transactions and balances between and among our subsidiaries have been eliminated.

   Prior to April 1, 2001 Millipore allocated certain corporate expenses, including centralized research and development, legal, accounting, employee benefits, officers' salaries, facilities, insurance, information technology services, distribution, treasury and other Millipore corporate and infrastructure costs. These expense allocations were determined on a basis that Millipore and we consider to be a reasonable assessment of the utilization of services provided or the benefit received by us. Effective April 1, 2001, we entered into transition service agreements with Millipore for Millipore to provide specified functions and for us to reimburse Millipore for the cost of these functions. The agreements do not necessarily reflect the costs of obtaining the services from unrelated third parties or of our providing the applicable services ourselves. However, we believe that purchasing these services from Millipore provides us with an efficient means of obtaining these services during the transition period.

   In addition, we have agreed to provide transition services to Millipore, for which we are reimbursed at our cost. During 2001, these amounts totaled $1.7 million related to manufacturing, distribution, research and development and management services included in cost of sales, research and development and selling, general and administrative expenses.

   Allocated costs included in the accompanying consolidated and combined statements of operations are as follows:

                    Allocated costs           Year Ended December 31,
                    ---------------           -----------------------
                                               2001    2000    1999
                                              ------- ------- -------
          Cost of sales...................... $ 2,233 $ 5,951 $ 5,726
          Selling, general and administrative   7,350  33,798  24,363
          Research and development...........     679   2,346   2,592
                                              ------- ------- -------
             Total........................... $10,262 $42,095 $32,681

   For the nine months from the separation on March 31, 2001 through December 31, 2001, services purchased by us under the transition service agreements with Millipore are as follows.

                                                    Nine months
                                                       ended
                          Purchased costs           December 31,
                          ---------------           ------------
                                                        2001
                                                    ------------
                Cost of sales......................    $3,279
                Selling, general and administrative     3,675
                Research and development...........     1,082
                                                       ------
                   Total...........................    $8,036

Critical Accounting Policies and Estimates

   Our discussion and analysis of our financial condition and results of operations are based upon our consolidated and combined financial statements, which have been prepared in accordance with accounting principles generally accepted in the US. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to product returns, bad debts, inventories, investments, intangible assets, income taxes, warranty obligations, restructuring, pensions and other post-retirement benefits, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

   We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated and combined financial statements. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

   Our net sales consist of revenue from sales of products net of trade discounts and allowances. We recognize revenue when evidence of an arrangement exists, contractual obligations have been satisfied, title and risk of loss have been transferred to the customer and collection of the resulting receivable is reasonably assured. At the time revenue is recognized, we provide for the estimated cost of product warranties and reduces revenue for estimated product returns if allowed for under contractual arrangements. Our warranty obligation is effected by product failure rates and service delivery costs incurred in correcting a product failure. Should such failure rates or costs differ from these estimates, accrued warranty costs would be adjusted. Revenue from services is recognized when the services are provided. Our service revenue was less than 3.0% of total net sales for each of the three years ended December 2001, 2000 and 1999.

   Our valuation allowance against the deferred tax assets is based on our assessments of historical pre-tax income and projected pre-tax income for early future periods. We are undertaking tax planning initiatives designed to generate future U.S. taxable income. As we generate future taxable income in the U.S. against which these tax assets may be applied, some portion or all of the valuation allowance would be reversed and an increase in net income would consequently be reported in future years.

   Millipore uses a centralized approach to cash management and the financing of its operations. Prior to
April 1, 2001, our cash deposits were transferred to Millipore on a regular basis and netted against Millipore's net investment. As a result, none of Millipore's cash, cash equivalents or debt at the corporate level were allocated to us in our combined financial statements through the second quarter of 2001. Changes in Millipore's net investment include our net earnings plus net cash transfers to or from Millipore. After the separation but prior to the initial public offering, cash deposits were netted against amounts outstanding under our separation revolving credit agreement with Millipore.

   For the years ended December 31, 2001, 2000 and 1999 we purchased products from Millipore for inclusion in our products sold to third parties totaling $3.0 million, $4.0 million and $4.0 million, respectively. Products sold to Millipore by us totaled $1.6 million for the year ended December 31, 2001 and were not material for the years ended December 31, 2000 and 1999.

Results of Operations

   Our results of operations for the years ended December 31, 2001, 2000 and 1999 in dollars and as a percentage of total net sales were as follows:

                                             Year Ended December 31,   Year Ended December 31,
                                             ----------------------  --------------------------
                                              2001    2000    1999     2001       2000    1999
                                             ------  ------  ------   -----       -----  -----
                                                  (In millions)      (As a percent of net sales
Net sales................................... $215.3  $355.5  $206.3   100.0%     100.0%  100.0%
Cost of sales...............................  137.6   174.6   107.1    63.9       49.1    51.9
                                             ------  ------  ------   -----       -----  -----
   Gross profit.............................   77.7   180.9    99.2    36.1       50.9    48.1
Selling, general and administrative expenses   80.7    96.4    75.1    37.5       27.1    36.4
Research and development expenses...........   19.8    23.1    19.3     9.2        6.5     9.4
Restructuring and other charges.............   17.5    (0.3)   (1.2)    8.1       (0.1)   (0.6)
                                             ------  ------  ------   -----       -----  -----
Operating income (loss).....................  (40.3)   61.7     6.0   (18.7)      17.4     2.9
Other expense, net..........................   (1.1)   (1.4)     --    (0.5)      (0.4)     --
                                             ------  ------  ------   -----       -----  -----
   Income (loss) before income taxes........  (41.4)   60.3     6.0   (19.2)      17.0     2.9
Income tax expense (benefit)................   26.2    22.9     2.7    12.2        6.4     1.3
                                             ------  ------  ------   -----       -----  -----
Net income (loss)........................... $(67.6) $ 37.4  $  3.3   (31.4)%     10.5%    1.6%

Operating trends and recent developments

   Throughout 2001, we have experienced and we are continuing to experience weak demand for our liquid and gas delivery systems, components and consumables from a number of our large customers. These customers have placed fewer orders as they attempt, we believe, to manage their demand and their inventories in response to weakness in their market. As a result, our revenues and our operating income decreased in 2001 as compared to 2000. There can be no assurance as to the extent or duration of this cyclical downturn or as to its impact on us. We have taken actions to reduce capital expenditures, operating costs and expenses in response to these recent adverse trends. In addition to the two restructuring actions taken during 2001, the top 150 employees in the Company have taken a temporary salary reduction based on a sliding scale of up to 20 percent of annualized salary. No salary increases will be granted in 2002. However, in the midst of this downturn, we continue to support our customers around the world and to fund key research and development programs for future growth. In response to customer needs and as a result of our research and development activities, we successfully introduced approximately 10 new products during 2001.

Year Ended December 31, 2001 Compared to Years Ended December 31, 2000 and 1999

   Net Sales. Net sales were $215.3 million in 2001, which represented a 39%, or a $140.2 million decrease when compared to 2000 as the current semiconductor industry downturn continues to impact our industry severely. New semiconductor plant constructions and upgrades began to decline rapidly late in the first quarter of 2001 due to industry-wide over-capacity and resulted in a decline in our microelectronics hardware sales. In addition, sales of consumable purification products also declined, although to a lesser extent, as semiconductor fabrication plants focused on achieving manufacturing efficiencies and reducing materials costs. As a result of these trends, we experienced a significant decline in our revenues in the first, second and third quarters of 2001, although falling order rates began to level-off during the fourth quarter of 2001.

   During 2000, net sales increased 72.3% to $355.5 million from $206.3 million in 1999. The net sales increase in 2000 was primarily due to a recovery in the semiconductor industry as well as the impact of our new product introductions. Beginning in the middle of 1997 and continuing throughout 1998, the semiconductor industry entered a cyclical downturn. During 1999, the industry came out of this downturn and the Asian economies rebounded. By 2000, semiconductor manufacturing volumes as well as our sales achieved unprecedented levels.

   Net sales and net sales growth by geography are summarized in the table below. Local currency net sales growth represents the growth in net sales based on Mykrolis' 2001 budgeted foreign currency exchange rates for all periods presented, thereby excluding the impact of fluctuations in the actual foreign currency rates. Management uses this presentation to evaluate net sales growth because we believe that the local currency results provide a clearer presentation of the underlying net sales trends.

                                                  Net Sales by Geographic
                          Net Sales in US Dollars         Region
                          ----------------------- ----------------------
                           2001    2000    1999    2001      2000   1999
                          ------  ------  ------  -----     -----  -----
                               (In millions)      (As a percentage of net
                                                          sales)
          North America.. $ 70.4  $138.0  $ 80.0   32.7%     38.8%  38.8%
          Japan..........   78.6   133.3    74.9   36.5      37.5   36.3
          Asia...........   39.5    51.7    26.0   18.4      14.6   12.6
          Europe.........   26.8    32.5    25.4   12.4       9.1   12.3
                          ------  ------  ------  -----     -----  -----
          Total net sales $215.3  $355.5  $206.3  100.0%    100.0% 100.0%
                          ------  ------  ------  -----     -----  -----

                                                  Net sales
                                    Net sales     Growth in
                                  Growth in US      Local
                                     Dollars     Currencies
                                  ------------  ------------
                                  2001    2000  2001    2000
                                  -----   ----  -----   ----
                  North America.. (49.0)% 72.5% (49.1)% 71.2%
                  Japan.......... (41.0)  78.0  (33.8)  70.5
                  Asia........... (23.6)  98.8  (18.0)  92.6
                  Europe......... (17.5)  28.0  (21.1)  47.0
                  Total net sales (39.4)  72.3  (36.0)  70.5

   As a general matter, a weaker U.S. dollar will favorably affect our sales growth. During 2001 as compared to 2000, the Japanese yen weakened against the U.S. dollar by approximately 13% and the Euro weakened against the U.S. dollar by approximately 3%. The net effect of currency translation in 2001, including the impact of the declining Euro and Japanese yen, resulted in a decrease in reported net sales growth by 3.4% over the preceding year. Conversely, in 2000, the net effect of currency translation, including the impact of the Japanese yen strengthening against the U.S. dollar by approximately 5% and the Euro weakening against the U.S. dollar by approximately 15% during the year, resulted in an increase in reported net sales growth of 1.8%.

   Gross Profit Margins. Gross profit margins were 36.1% in 2001, 50.9% in 2000 and 48.1% in 1999. The decrease in 2001 is primarily due to reductions in product demand and production volume resulting in reduced leverage on our manufacturing overhead as well as an inventory provision in response to the current downturn. This incremental inventory provision represented 2.7 percentage points of margin decline. We have responded to this change in demand during the first and third quarters of 2001 by restructuring our manufacturing operations. We are continuing to assess the impact of the ongoing industry downturn on manufacturing operations. Gross profit margins of 50.9% in 2000 were higher than in prior years primarily due to increased operating leverage resulting from higher production volume and manufacturing yield, partially offset by the inflationary impact of major electronic component shortages.

   We perform a detailed assessment of inventory at each balance sheet date, which includes a review of, among other factors, demand requirements, product lifecycle and product development plans, and quality issues. Based on this analysis, we record adjustments, when appropriate, to reflect inventory at net realizable value.

   Operating Expenses. Our operating expenses decreased 1.0% in 2001 from $119.2 million in 2000 to $118.0 million and increased 27.9% in 2000 from $93.2 million in 1999. Excluding the impact of restructuring items, operating expenses declined by 15.9% in 2001 from $119.5 million in 2000 to $100.5 million and grew

26.6% in 2000 from $94.4 million in 1999. As a percentage of net sales, pro-forma operating expenses, excluding restructuring and other charges and non-recurring separation related costs, increased to 44.5% in 2001 from 33.6% in 2000 and 45.8% in 1999.

   Selling, general and administrative expenses decreased 16.3% or $15.7 million, from $96.4 million in 2000 to $80.7 million in 2001 and increased 28.4% in 2000 from $75.1 million in 1999. In 2001, excluding $4.8 million of non-recurring separation related costs and expenses, selling, general and administrative expenses decreased by 21.3% or $20.5 million. The decrease in 2001 was due to lower selling, general and administrative head count primarily as a result of the restructuring programs initiated in the first and third quarters of 2001 as well as a series of actions to reduce discretionary spending in response to the current industry downturn. In 2000 compared to 1999, we invested in sales, customer support and marketing resources to cope with the increased demand for our products. Also, in 2000, the strong sales and profit performances resulted in increased incentive compensation payments.

   Research and development expenses were $19.8 million in 2001 a decrease of 14.3% or $3.3 million compared to the 2000 expense of $23.1 million. This decrease is due to reduced spending in response to the current industry downturn. However, we intend to continue to fund key research and development programs despite the current business condition. Key elements of our 2001 research and development expenses were related to the development of the next generation 300mm products in the area of copper electrochemical plating, chemical mechanical planarization and deep ultra-violet photolithography applications. Additional investments were made to develop future generation of chemical management technologies for advanced wafer cleans applications, as well as DeviceNet(TM) enabled product lines. Another major element of our 2001 research and development expenses relates to the continued development of next generation 300mm products. Research and development expenses increased 19.7% in 2000 from $19.3 million in 1999. During 2000, we focused on novel technology development and licensing for advanced copper interconnect and photolithography applications. Additional investments were made to develop in-house copper plating capability. We also focused on photochemical dispense systems, which are specifically designed to address advanced deep ultraviolet photolithography. We believe that our customers will migrate toward the 0.13 micron technology during the next upturn and that our new generation of high value added products resulting from these research and development investments are well positioned to respond to this trend.

   Restructuring and other Charges. Our operating results in 2001 included a total of $17.5 million of restructuring and other charges. During the first quarter of 2001, we recorded restructuring and other charges of $12.6 million in connection with our separation from Millipore to improve our manufacturing asset utilization and resize our overall cost structure. The restructuring and other charges included $11.3 million of employee severance costs, a $1.0 million write-off of equipment and leasehold improvements and $0.3 million of lease cancellation costs. During the third quarter of 2001, we recorded an additional restructuring charge of $4.9 million in response to the prolonged duration and severity of the semiconductor industry downturn. This restructuring charge included $2.5 million of employee severance costs, a $0.7 million write-off of equipment and leasehold improvements, and $1.7 million of exit costs on leased property. We expect these combined restructuring initiatives to yield annual savings of approximately $16.2 million.

   Other Expense, Net. In 2001, other expense, net includes foreign currency transaction exchange losses of $2.2 million and a $0.4 million loss on investments in 20%-50% owned entities accounted for under the equity method offset by interest income of $0.7 million, royalty income from Millipore of $0.6 million and $0.2 million other income. In 2000, other expense, net included the $3.0 million write-off of investment holdings in a privately held U.S. company offset by $0.9 million in foreign currency transaction exchange gains and income of $0.7 million on investments in 20%-50% owned entities accounted for under the equity method. In 1999, other expense, net amounted to $0.1 million, including foreign currency transaction exchange losses partially offset by income on investments in 20%-50% owned entities accounted for under the equity method.

   Income Tax Expense. Income taxes were calculated on a separate return basis as if we filed tax returns separately from Millipore. However, we will be included in the Millipore consolidated federal tax return until the date that Millipore distributes our shares to its shareholders. Millipore is managing its consolidated tax position for the benefit of its entire portfolio of businesses, and its tax strategies are not necessarily reflective of the tax strategies that we would have followed or will follow as a stand-alone company. We will continue to evaluate our tax position and to evaluate our effective tax rate depending on the geographic mix of our earnings and the continued development of our tax strategies.

   In 2001, we recorded income tax expense of $26.2 million on a pre-tax loss of $41.4 million. This expense is primarily attributable to the valuation allowance against foreign tax credits on unremitted earnings of our foreign subsidiaries of approximately $18 million and other U.S. deferred tax assets of approximately $11.2 million. SFAS 109, "Accounting for Income Tax," requires that we establish a valuation allowance or reserve when, based on an evaluation of objective verifiable evidence, we believe there is a likelihood that some portion or all of the deferred tax assets will not be realized. In the second quarter of 2001, we recorded a valuation allowance for the majority of these tax assets based on our assessment of historical pre-tax income and the significant deterioration in our projected pre-tax income for early future periods given the significant uncertainty surrounding the prolonged cyclical downturn in the semiconductor industry.

   Our valuation allowance against the deferred tax assets is based on our assessments of historical pre-tax income and projected pre-tax income for early future periods. We are undertaking tax planning initiatives designed to generate future U.S. taxable income. As we generate future taxable income in the U.S. against which these tax assets may be applied, some portion or all of the valuation allowance would be reversed and an increase in net income would consequently be reported in future years.

   In 2000 and 1999, we recorded income tax expenses of $22.9 million and $2.7 million on pre-tax income of $60.3 million and $6.0 million respectively.

Liquidity and Capital Resources

   Historically and until our separation from Millipore, effective March 31, 2001, Millipore managed our overall capital requirements on a centralized basis including management of cash and debt. Millipore retained cash receipts associated with our business on a daily basis and provided funds to cover our disbursements. Accordingly, we have reported neither cash or cash equivalents nor debt at December 31, 2000 or 1999. Between April 1, 2001 and the date of our initial public offering, Millipore provided a line of credit to us pursuant to a separation revolving credit agreement to support our cash requirements during this interim period. We retained approximately $75.0 million of the net proceeds from our initial public offering and used the remaining net proceeds and available cash as repayment of amounts outstanding under that revolving credit agreement and as payment to discharge a separate term note owed to Millipore in connection with the separation (the "Separation Note").

   During 2001, our net cash provided by operating activities was $18.1 million. The net cash provided by operating activities resulted from a series of initiatives aimed at optimizing our working capital. In the second half of 2001, our gross inventory was reduced by $9.9 million. On a full year basis our gross inventory increased by $3.7 million. The collection of accounts receivable contributed $54.4 million. We ended 2001 with a DSO of 88 days, in line with the year ended 2000, despite the increase of the relative share of revenues generated in Japan and Asia where regional business practices result in longer collection periods. This positive effect was offset by the reduction in accounts payable of $16.5 million and the change in other operating assets and liabilities of $12.8 million. Our cash flows from operations reflected a net use of cash of $10.0 million and $1.4 million in 2000 and 1999 respectively. The increase in cash flows used in operations in 2000 was primarily attributed to growth in accounts receivable and inventory due to a significant sales volume increase that more than offset increased net income. Inventory levels increased due to stocking levels of new products and efforts to increase customer service levels through increased product availability. The net use of cash from operations in 1999 of $1.4 million was primarily attributed to an increase in accounts receivable and inventory levels as a result of an increase in sales volume, which more than offset improved net income and increased accounts payable.

   Cash flow used in investing activities consisted of capital expenditures for property, plant and equipment of $10.5 million, $11.8 million and $4.2 million in the years ended December 31, 2001, 2000 and 1999, respectively. In 2001, cash flows used in investing activities were primarily used in relation to the purchase of production and research and development equipment, and the replacement of our manufacturing capacity needed as a result of our separation from Millipore. Expenditures in 2000 were $7.6 million higher than in 1999 due to additional spending on machinery and equipment in our Allen, Texas, Jaffrey, New Hampshire, Bedford, Massachusetts and Yonezawa, Japan facilities to increase manufacturing capacity to support increased demand for our products. In 2002, we anticipate to spend between $15 million and $20 million in production and research and development equipment and facilities. The majority of the capital spending in 2002 will be used in programs related to our separation from Millipore to establish our new combined manufacturing and corporate headquarter facility in New England.

   Cash flows from financing activities of $75.6 million for the year ended December 31, 2001 resulted from the receipt of $94 million of net proceeds from the sale of our stock in our initial public offering and net transfers from Millipore of $0.7 million offset by the payment of a $19.1 million Separation Note to Millipore. From April 1, 2001 through the consummation of our initial public offering in August 2001, we borrowed $27.5 million under the separation revolving credit agreement with Millipore that was repaid from the proceeds of our initial public offering. The amount of the Separation Note represented amounts determined by agreement between us and Millipore to ensure that all net proceeds of our initial public offering in excess of $75 million would be payable to Millipore. Cash flows from financing activities for the years ended December 31, 2000 and 1999 were $21.9 million and $5.6 million respectively and resulted from capital contributions from Millipore. These cash transfers from Millipore for the years ended December 31, 2000 and 1999 reflect changes in the cash financing required to fund our capital expenditures and operating activities. As of December 31, 2001, we did not have any major outstanding contractual capital commitments.

   Pursuant to the terms of the lease for our Bedford, Massachusetts facility, the landlord has an option to sell the facility to us at any time prior to November 2005, the end of the lease term, at 90% of the then current fair market value excluding the value of our lease. We estimate that the current fair market value of the facility is approximately $15.8 million. If our cash flows from operations and short term borrowings are less than we expect, we may need to incur debt or issue additional equity in order to fulfill this purchase obligation.
   Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of our business and some of which arise from uncertainties related to global economies. We believe that our net proceeds from our initial public offering of $75 million together with cash flows generated from operations will be sufficient to satisfy our working capital, capital expenditure, restructuring and research and development requirements for an eighteen-month period following the initial public offering. We expect that our cash flow needs beyond this period will be satisfied through cash flow generated from operations together with short-term commercial borrowings or the issue of debt or additional equity securities. Prior to the distribution, our ability to incur debt may be limited by the covenants in Millipore's existing debt agreements. Further, in the event that we decide to make a strategic acquisition or investment, we may need to incur additional debt or issue additional equity. However, no commitments for any such borrowing or financings have been obtained and there can be no assurance that any such borrowing or financing will be available to us on favorable terms or at all. If we are unable to obtain necessary financing, we may not have sufficient cash to operate our business.

  Revolving Credit Facility

   On December 10, 2001 we terminated discussions with Fleet National Bank and Fleet Securities, Inc., with respect to a short-term secured revolving credit facility to provide for borrowings of up to $20 million. We decided that in light of our cash and cash equivalents position, our anticipated cash needs, and the credit facility terms that were available to us, the benefits achieved by entering into the credit facility would be outweighed by the costs involved and the impairment of our operational flexibility.

   As noted above we believe that until at least February of 2003 our cash resources together with our anticipated cash flow from operations will be sufficient to satisfy our working capital, capital expenditure, and research and development requirements as well as to fund the previously announced restructuring programs undertaken in the first and third quarters of 2001. We expect that our cash flow needs beyond this fourteen month period will be satisfied through cash flow generated from operations together with short-term commercial borrowings or the issue of debt or additional equity securities. However, no commitments for any such borrowing or financing have been obtained and there can be no assurance that any such borrowing or financing will be available to us on favorable terms or at all.

Qualitative and Quantitative Disclosure Relating to Market Risks

   Historically, our exposure to foreign currency exchange rate risk has been managed on an enterprise-wide basis as part of Millipore's risk management strategy. We do not currently hold derivative financial instruments and continue to evaluate our future hedging strategy. We sell our products in many countries and a substantial portion of our net sales and a portion of our costs and expenses are denominated in foreign currencies. Approximately 67% of our net sales in the year ended December 31, 2001 were derived from customers located outside of the U.S., principally in Asia including Japan, where we also manufacture our products. This exposes us to risks associated with changes in foreign currency that can adversely impact revenues, net income and cash flow. In addition, we are potentially subject to concentrations of credit risk, principally in accounts receivable, as historically we have relied on a limited number of customers for a substantial portion of our net sales. We perform ongoing credit evaluations of our customers and we generally do not require collateral. Our major customers are large, well-established microelectronics companies that have historically paid their accounts receivable balances with us.

  Implementation of the Euro.

   On January 1, 1999, 11 member countries of the European Union established fixed conversion rates between their existing sovereign "legacy" currencies, and adopted the Euro as their new common legal currency. As of that date, the Euro began trading on currency exchanges and while the legacy currencies remained legal tender in the participating countries for a transition period between January 1, 1999 and January 1, 2002. In the first quarter of 1999, we began, where applicable, invoicing customers and intercompany transactions in the Euro. In connection with the transition to the Euro, we have assessed and adjusted our pricing/ marketing strategy over the past three years in order to ensure that we remain competitive in a broader European market. We have fully implemented these adjustments and do not anticipate any future costs associated with these adjustments. During December 2001, we completed the upgrade of our computer applications to enable business transactions to be executed correctly in the Euro effective January 1, 2002. Based on current information and assessments, we do not expect that the Euro conversion will have a material adverse effect on our business, results of operations or financial condition.

Recently Issued Accounting Pronouncements

   SFAS 141 and SFAS 142- In July 2001, the Financial Accounting Standards Board (FASB) issued Statements Nos. 141 and 142 (SFAS 141 and SFAS 142), "Business Combinations" and "Goodwill and Other Intangible Assets." SFAS 141 replaces APB 16 and eliminates pooling-of-interests accounting and goodwill amortization in prospective periods. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the our fiscal year. Intangible assets deemed to have an indefinite life will be tested for impairment using a one-step process which compares the fair value to the carrying amount of the asset as of the beginning of the fiscal year. Any impairment loss resulting from the transitional impairment tests will be reflected as a cumulative effect of a change in accounting principle. We have not yet determined what effect these impairment tests will have on our consolidated results of operations, financial position or cash flows.

   We will adopt the provisions of SFAS 142 in our quarter ended March 31, 2002. We are in the process of preparing for the adoption of SFAS 142 and are making the determinations as to what its reporting units are and what amounts of goodwill, intangible assets, other assets, and liabilities should be allocated to those reporting units. We expect that we will no longer record $0.9 million of annual amortization expense relating to existing goodwill and indefinite-lived intangibles, as currently classified in the consolidated and combined statement of operations for the year ended December 31, 2001.

   SFAS 143--In August 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which provides the accounting requirements for retirement obligations associated with tangible long-lived assets. This Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. This Statement is effective for our 2003 fiscal year, and early adoption is permitted. The adoption of SFAS 143 is not expected to have an impact on our consolidated results of operations, financial position or cash flows.

   SFAS 144--In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which excludes from the definition of long-lived assets goodwill and other intangibles that are not amortized in accordance with SFAS 142. SFAS 144 requires that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also expands the reporting of discontinued operations to include components of an entity that have been or will be disposed of rather than limiting such discontinuance to a segment of a business. This Statement is effective for our 2002 fiscal year, and early adoption is permitted. We expect SFAS 144 will not have a material effect on our consolidated results of operations, financial position or cash flows.

Factors and Uncertainties that may Affect Future Results

   The matters discussed in this Annual Report on Form 10-K, include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current management expectations and are subject to substantial risks and uncertainties, which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. When used herein or in such statements, the words "anticipate", "believe", "estimate", "expect", "may", "will", "should" or the negative thereof and similar expressions as they relate to Mykrolis or its management are intended to identify such forward-looking statements. Potential risks and uncertainties that could affect our future operating results include the risk factors described elsewhere in this Annual Report on Form 10-K as well as the following:

                  RISKS RELATING TO OUR BUSINESS AND INDUSTRY

Our business depends substantially on semiconductor industry capital spending, which is characterized by periodic fluctuations that may cause a reduction in demand for our products.

   Our business depends substantially upon the capital expenditures of semiconductor device manufacturers, which in turn depend upon the demand for semiconductors and other products utilizing semiconductors. We estimate that approximately 90% of our sales during 2001, 2000 and 1999 were to semiconductor capital equipment manufactures, and we expect that sales to such customers will continue to account for a substantial majority of our sales. Reductions in demand for the products manufactured by semiconductor capital equipment manufacturers and semiconductor device manufacturers will restrict our ability to grow our business and cause our sales and profitability to decline. Historically, the semiconductor market has been highly cyclical and has experienced periods of overcapacity, resulting in significantly reduced demand for capital equipment used to make semiconductors. For example, the semiconductor industry is currently experiencing a significant decline, which is causing a number of our customers to reduce their orders. The recent downturn has had an adverse effect on our recent operating results. Our net sales for 2001 were $215.3 million, representing a $140.2 million or 39.4% decline from out net sales in 2000. Our 2001 financial information also reflects a negative currency effect on both sales and profitability due to the declining value of the Japanese yen and the Euro versus the US dollar. We also experienced downturns in 1996 and 1998. During the 1998 downturn, our annual net sales declined approximately $82.9 million, or 31% from the prior year. There is typically a three to six month lag between a change in capital expenditures within the semiconductor industry and the related impact on the demand for our products. If the current downturn continues for any significant period of time, it will inhibit our growth and cause our sales and profitability to decline significantly.

The semiconductor industry is subject to rapid demand shifts, which are difficult to predict. As a result, our inability to meet demand in response to these rapid shifts may cause a reduction in our market share.

   Our ability to increase sales of our products, particularly our capital equipment products, depends in part upon our ability to ramp up the use of our manufacturing capacity for such products in a timely manner and to mobilize our supply chain. In order to meet the demands of our customers, we may be required to ramp up our manufacturing capacity in as little as a few months. If we are unable to expand our manufacturing capacity on a timely basis or to manage such expansion effectively, our customers could seek such products from other suppliers, and our market share could be reduced. Because demand shifts in the semiconductor industry are rapid and difficult to foresee, we may not be able to increase capacity quickly enough to respond to such an increase in demand.

Our annual and quarterly operating results are subject to fluctuations as a result of rapid demand shifts and our insignificant level of backlog and if we fail to meet the expectations of securities analysts or investors, our share price may decrease significantly.

   Our sales and operating results can vary significantly from quarter to quarter and year to year. Because our expense levels are relatively fixed in the short-term, an unanticipated decline in revenue in a particular quarter could disproportionately affect our net income in that quarter. In addition, we make a substantial portion of our shipments shortly after we receive the order, and therefore we operate with an insignificant level of backlog. As a consequence of the just-in-time nature of shipments and the low level of backlog, our results of operations may decline quickly and significantly in response to changes in order patterns or rapid decreases in demand for our products. We anticipate that fluctuations in operating results will continue in the future. Such fluctuations in our results could cause us to fail to meet the expectations of securities analysts or investors, which could cause our share price to decline substantially. We believe that period-to-period comparisons of our results of operations may not be meaningful, and you should not rely upon them as indicators of our future performance.

Because we are subject to order and shipment uncertainties and many of our costs are fixed, any significant changes, cancellations or deferrals could cause our revenue and profitability to decline or fluctuate.

   As is typical in the microelectronics industry, we do not usually obtain long-term purchase orders or commitments from our customers. Instead, we work closely with our customers to develop non-binding forecasts of the future volume of orders. Customers may cancel their orders, change production quantities from forecasted volumes or delay production for reasons beyond our control. Order cancellations or deferrals could cause us to hold inventory for longer than anticipated, which could reduce our profitability, restrict our ability to fund our operations and cause us to incur unanticipated reductions or delays in our revenue. Our customers often change their orders multiple times between initial order and delivery. Such changes usually relate to quantities or delivery dates, but sometimes relate to the specifications of the products we are supplying. If a customer does not timely pay for these products, we could incur significant charges against our income. In addition, our profitability may be affected by the generally fixed nature of our costs. Because a substantial portion of our costs are fixed, we may experience and currently are experiencing deterioration in gross margins when volumes decline. From time to time, we make capital investments in anticipation of future business opportunities. If we are unable to obtain the anticipated business, our revenue and profitability may decline.

If we are unable to maintain our technological expertise in design and manufacturing processes, we will not be able to successfully compete.

   We believe that our future success will depend upon our ability to develop and provide products that meet the changing needs of our customers, including the transition from the use of 200 millimeter wafers to 300 millimeter wafers, the shrinking of integrated circuit line-widths and the use of new classes of materials, such as copper, titanium nitride and organic and inorganic dielectric materials, which are materials that have either a low or high resistance to the flow of electricity. This requires that we successfully anticipate and respond to technological changes in manufacturing processes in a cost-effective and timely manner. Our inability to develop the technical specifications for any of our new products or enhancements to our existing products or to manufacture and ship these products or enhancements in volume in a timely manner could harm our business prospects and significantly reduce our sales. In addition, if new products have reliability or quality problems, we may experience reduced orders, higher manufacturing costs, delays in acceptance and payment, additional service and warranty expense and damage to our reputation.

Our competitive position will be weakened if semiconductor device manufacturers do not require semiconductor capital equipment manufacturers to design our products into new generations of their equipment.

   New products designed by semiconductor capital equipment manufacturers typically have a lifespan of five to ten years. Our competitive success depends on our products being designed into new generations of equipment for the semiconductor industry. In some cases, semiconductor device manufacturers may direct semiconductor capital equipment manufacturers to use a specified supplier's product in their equipment. Accordingly, our success will depend in part on our ability to have semiconductor device manufacturers specify that our products be used at their semiconductor fabrication facilities. If our products are not specified by semiconductor equipment manufacturers, our net sales may be reduced during the lifespan of our customers' products.

Because our sales are concentrated on a small number of key customers, our revenue and profitability may materially decline if one or more of our key customers do not continue to purchase our existing and new products in significant quantities.

   We depend and expect to continue to depend on a small number of customers for a large portion of our business, and changes in our customers' orders have had a significant impact on our operating results. In 2001, 2000 and 1999, our top customer accounted for approximately 14%, 18% and 13%, respectively, of our net sales. In those same periods, net sales to our ten largest customers accounted for approximately 33%, 39% and 31%, respectively, of our net sales. In addition, we sell products to systems integrators who then sell components, which include our products, to some of our major customers. If any one of our key customers decides to purchase significantly less from us or to terminate its relationship with us, our revenue and profitability may decline significantly. We could lose our key customers or significant sales to our key customers because of factors beyond our control, such as a significant disruption in our customers' businesses generally or in a specific product line. For example, we are currently experiencing softening demand for our products as a result of the downturn in the semiconductor industry. These customers may stop incorporating our products into their products with limited notice to us and suffer little or no penalty for doing so. In addition, if any of our customers merge, we may experience lower overall sales from the merged companies. Because one of our strategies has been to develop long-term relationships with a few key customers in the product areas in which we focus and because we have a long product design and development cycle for most of our products and prospective customers typically require lengthy product qualification periods prior to placing volume orders, we may be unable to replace these customers quickly or at all.

Competition from existing or new companies in the microelectronics industry could cause us to experience downward pressure on prices, fewer customer orders, reduced margins, the inability to take advantage of new business opportunities and the loss of market share.

   We operate in a highly competitive industry. We compete against many domestic and foreign companies that have substantially greater manufacturing, financial, research and development and marketing resources than we do. In addition, some of our competitors may have more developed relationships with our existing customers than we do, which may enable them to have their products specified for use more frequently by these customers. We also face competition from the manufacturing operations of our current and potential customers, who continually evaluate the benefits of internal manufacturing versus outsourcing. As more original equipment manufacturers dispose of their manufacturing operations and increase the outsourcing of their products to liquid and gas delivery system and other component companies, we may face increasing competitive pressures to grow our business in order to maintain our market share. If we are unable to maintain our competitive position, we could experience downward pressure on prices, fewer customer orders, reduced margins, the inability to take advantage of new business opportunities and a loss of market share.

We conduct a significant amount of our sales activity and manufacturing efforts outside the United States, which subjects us to additional business risks and may cause our profitability to decline due to increased costs.

   Sales by our international subsidiaries to customers outside the United States accounted for approximately 67% of our net sales in 2001, 61% of our net sales in 2000, and 61% of our net sales in 1999. We anticipate that international sales will continue to account for a majority of our net sales. In addition, a number of our key domestic customers derive a significant portion of their revenues from sales in international markets. We also manufacture a significant portion of our products outside the United States and are dependent on international suppliers for many of our parts. We intend to continue to pursue opportunities in both sales and manufacturing internationally. Our international operations are subject to a number of risks and potential costs that could adversely affect our revenue and profitability, including:

  . unexpected changes in regulatory requirements that could impose additional costs on our operations or limit our ability to operate our business;

  . greater difficulty in collecting our accounts receivable and longer payment cycles than is typical in domestic operations;

  . changes in labor conditions and difficulties in staffing and managing foreign operations;

  . liability for foreign taxes assessed at rates higher than those applicable to our domestic operations; and

  .  political and economic instability.

   In the past, we have incurred costs or experienced disruptions due to the factors described above and expect to do so in the future. For example, our operations in Asia, and particularly Korea, Taiwan and Japan, have been negatively impacted in the past as a result of regional economic instability, most recently in 1998. In addition, Taiwan accounts for a growing portion of the world's semiconductor manufacturing. There are currently strained relations between China and Taiwan. Any adverse developments in those relations could significantly disrupt the worldwide production of semiconductors, which would lead to reduced sales of our products.

Fluctuations in the value of the US dollar in relation to other currencies may lead to lower gross margins or may cause us to raise prices, which could result in reduced sales.

   Foreign currency exchange rate fluctuations could have an adverse effect on our net sales and results of operations. Approximately 67% of our net sales in 2001 and 61% of our net sales in 2000 were denominated in foreign currencies. Unfavorable foreign currency fluctuations could require us to increase prices to foreign customers, which could result in lower net sales by us to such customers. Alternatively, if we do not adjust the prices for our products in response to unfavorable foreign currency fluctuations, our profitability could decline. In addition, sales made by our foreign subsidiaries are denominated in the currency of the country in which these products are sold, and the currency we receive in payment for such sales could be less valuable at the time of receipt versus the time of sale as a result of foreign currency exchange rate fluctuations.

   If we need to shift the production of any of our products to a manufacturing facility in a different country, we could face additional costs as a result of foreign currency exchange rate fluctuations impact the relocation costs and the relocated operations.

We incur significant cash outlays over lengthy time periods in order to research, develop, manufacture and market new products, which may never reach market or may have limited market acceptance.

   We make significant cash expenditures to research, develop and market new products. For example, we incurred $19.8 million of research and development expense in 2001 and $23.2 million in 2000. The development period for a product can be as long as three years. Following development, it may take an additional two to three years for the market size of that product to reach a substantial level. We cannot be certain of the success of a new product. A product concept may never progress beyond the development stage or may only achieve limited acceptance in the marketplace. If this occurs, we do not receive a direct return on our expenditures and may not even realize any indirect benefits. Additionally, capacity expansion may be necessary in order to manufacture a new product. If sales levels do not increase to offset the additional fixed operating expenses associated with any such expansion, our revenue and profitability could decline and our prospects could be harmed.

We depend on our suppliers, some of which are the sole source for our raw materials and components, and our production would be substantially curtailed if these suppliers are not able to meet our demands and alternative sources are not available.

   We purchase raw materials and components from third parties to complete our customers' orders, and some of these raw materials and components are ordered from sole-source suppliers. Although we work with our customers and suppliers to minimize the impact of shortages in raw materials and components, we sometimes experience short-term adverse effects due to price fluctuations and delayed shipments. In the past, there have been industry-wide shortages of electronic components, particularly memory and logic devices. If a significant shortage of raw materials or components were to occur, we may have to delay shipment. Supply shortages of particular components will likely substantially curtail production of products using these components. In addition, while most of our significant customer contracts permit periodic reviews of pricing based on decreases and increases in the prices of raw materials and components, we are not always able to pass on price increases to our customers and significant price increases from our suppliers could cause our profitability to decline. The loss of any of these or other significant suppliers, delays in shipments, the inability of a supplier to meet performance and quality specifications or delivery schedules or our inability to pass along price increases could cause our revenue and profitability to decline significantly.

We may acquire other businesses or form joint ventures that could negatively affect our profitability, increase our debt and dilute your ownership of our company.

   As part of our business strategy, we expect to address gaps in our product offerings, diversify into complementary product markets or pursue additional technology and customers through acquisitions or joint ventures. As a result, we may enter markets in which we have no or limited prior experience. Competition for acquiring attractive businesses in our industry is substantial. In executing this part of our business strategy, we may experience difficulty in identifying suitable acquisition candidates or in completing selected transactions at appropriate valuations. If we were to make any acquisitions, we may not be able to integrate these acquisitions successfully into our existing business and we could assume unknown or contingent liabilities or experience negative effects on our reported results of operations from acquisition-related charges and amortization of acquired technology, goodwill and other intangibles. We may experience difficulties in operating in foreign countries or over significant geographical distances and in retaining key employees or customers of an acquired business, and our management's attention could be diverted from other business issues. We may not identify or complete these transactions in a timely manner, on a cost effective basis or at all, and we may not realize the benefits of any acquisition or joint venture.

We may not have financing for future strategic acquisitions and we may be limited in the amount of equity we can issue in acquisitions, which may prevent us from addressing gaps in our product offerings, improving our technology or increasing our manufacturing capacity.

   If we are able to identify acquisition candidates, we may finance such acquisitions with substantial debt or with potentially dilutive issuances of equity securities. Our ability to successfully complete acquisitions in the future will depend upon the availability of financing and the market value of our stock. In particular, we expect to fund future acquisitions in whole or in part by issuing additional equity. If the price of our equity is low or volatile, we may not be able to acquire other companies. Further, any equity issued would dilute your ownership of us. Also, under applicable tax rules related to tax-free spin-off transactions, we will be significantly limited for at least two years in our ability to issue shares of our common stock for acquisitions. Our acquisition strategy could require us to incur substantial amounts of indebtedness. As of December 31, 2001, we had no debt outstanding. Our future level of indebtedness could have consequences for our business, including:

  . greater vulnerability to the cyclical nature of our industry and the effects of rapid demand shifts affecting our business;

  . dedication of a substantial portion of our cash flow from operations to repayment of debt, limiting the availability of cash for working capital, capital expenditures or acquisitions which may be attractive to us; and

  . reduced flexibility in planning for, or reacting to, changes in our business and industry.

   Furthermore, if we raise funds through the issuance of debt, the debt securities issued will likely have rights, preferences and privileges senior to those of holders of our common stock in the event of a liquidation or otherwise, and the terms of the debt securities may impose restrictions on our operations. We cannot assure you that financing for acquisitions will be available on terms acceptable to us, or at all, and if we need to incur debt for acquisitions or any other purpose prior to the distribution, we will be restricted by the terms of Millipore's existing indebtedness.

Loss of any of our key personnel could hurt our business because of their experience in the microelectronics industry and their technological expertise. Similarly, our inability to attract and retain new qualified personnel could inhibit our ability to operate and grow our business successfully.

   We depend on the services of our key senior executives and other technological experts because of their experience in the microelectronics industry and their technical expertise. The loss of the services of one or several of our key employees or an inability to attract, train and retain qualified and skilled employees, specifically engineering and sales personnel, could result in the loss of customers or otherwise inhibit our ability to operate and grow our business successfully. In particular, after our separation from Millipore, we will have to develop and implement a new administrative and managerial infrastructure. Our future success depends on the successful development and implementation of this infrastructure and our ability to expand, integrate and retain our management team. In addition, our ability to successfully integrate acquired facilities or businesses depends, in part, on our ability to retain and motivate key management and employees hired by us in connection with the acquisition.

If we are unable to protect our intellectual property rights, our business and prospects could be harmed.

   Our future success and competitive position depend in part upon our ability to obtain and maintain proprietary technology used in our principal product families. We rely, in part, on patent, trade secret and trademark law to protect that technology. We routinely enter into confidentiality agreements with our employees. However, there can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach or that our confidential and proprietary information and technology will not be independently developed by or become otherwise known to third parties. We have obtained a number of patents relating to our products and have filed applications for additional patents. We cannot assure you that any of our pending patent applications will be approved, that we will develop additional proprietary technology that is patentable, that any patents owned by or issued to us will provide us with competitive advantages or that these patents will not be challenged by any third parties. Patent filings by third parties, whether made before or after the date of our filings, could render our intellectual property less valuable. Competitors may misappropriate our intellectual property, and disputes as to ownership of intellectual property may arise. In addition, if we do not obtain sufficient international protection for our intellectual property, our competitiveness in international markets could be significantly impaired, which would limit our growth and future revenue. Furthermore, there can be no assurance that third parties will not design around our patents.

Protection of our intellectual property rights may result in costly litigation.

   We may from time to time be required to institute litigation in order to enforce our patents, copyrights or other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation could result in substantial costs and diversion of resources and could negatively affect our sales, profitability and prospects regardless of whether we are able to successfully enforce our rights. For example, in 1998, we settled a patent lawsuit in which each party claimed infringement of a patent by the other. In connection with the settlement, we incurred a charge of approximately $3.7 million and agreed to a cross-license of the two patents at issue. In connection with future intellectual property infringement claims, we will not have the benefit of asserting counterclaims based on Millipore's intellectual property portfolio, and we will not be able to offer licenses to Millipore's intellectual property in order to resolve claims.

Our ability to manufacture and sell our products and develop new products in response to competitive pressures could be restricted or delayed, and we could incur significant expenses, if we are unable to obtain necessary licenses to the proprietary technology of others.

   We license and will continue to license technology used in the manufacture and distribution of our products from third parties. Our inability to acquire any third-party licenses, or integrate the related third-party technologies into our products, could result in delays in our product developments and enhancements until equivalent technologies can be identified, licensed or integrated. We may also require new licenses in the future as our business grows and technology evolves. We cannot assure you that these licenses will be available to us on commercially reasonable terms, if at all.

If we infringe on the proprietary technology of others, our business and prospects could be harmed.

   Our commercial success will depend, in part, on our ability to avoid infringing or misappropriating any patents or other proprietary rights owned by third parties. If we are found to infringe or misappropriate a third party's patent or other proprietary rights, we could be required to pay damages to such third party, alter our products or processes, obtain a license from the third party or cease activities utilizing such proprietary rights, including making or selling products utilizing such proprietary rights. If we are required to obtain a license from a third party, there can be no assurance that we will be able to do so on commercially favorable terms, if at all. We are currently a defendant in a lawsuit in Japan instituted by Kurabo Industries Ltd. regarding the alleged infringement of one of its Japanese patents. Kurabo Industries Ltd. has alleged $11 million in damages and is seeking an injunction against our future use of the technology at issue. There can be no assurances that we will prevail in this litigation. The patent at issue expires in 2003.

We are subject to a variety of environmental laws which could cause us to incur significant expenses.

   In addition to other regulatory requirements affecting our business, we are subject to a variety of federal, state, local and foreign regulatory requirements relating to the use, disposal, clean-up of, and human exposure to, hazardous chemicals. We generate and handle materials that are considered hazardous waste under applicable law. If we fail to comply with any present or future regulations, we could be subject to future liabilities or the suspension of production. In addition, compliance with these or future laws could restrict our ability to expand our facilities or build new facilities or require us to acquire costly equipment, incur other significant expenses or modify our manufacturing processes.

                RISKS RELATED TO OUR SEPARATION FROM MILLIPORE

Our historical financial information may not be representative of our results as a stand-alone company and, therefore, may not be reliable as an indicator of our historical or future results.

   We do not have an operating history as an independent company. Millipore did not account for us, and we were not operated, as a stand-alone entity for all of the periods presented. The historical combined financial information we have included in this document has been derived in part from Millipore's consolidated financial statements and may not be indicative of our financial position, results of operations or cash flows in the future nor is it necessarily indicative of what our financial position, results of operations or cash flows would have been had we been a stand-alone entity for all of the periods presented. This is primarily a result of the following factors:

  . our historical combined financial statements reflect allocations for periods prior to our separation from Millipore, primarily with respect to general corporate and research expenses; these allocations may be less than the general corporate and research expenses we will incur in the future as a stand-alone company; and

  . our historical combined financial statements do not fully reflect the significant changes that we expect to occur in the future as a result of our separation from Millipore, and the distribution of our stock to its shareholders by Millipore, including changes in how we fund our operations, conduct research and tax planning and manage employee matters.

   Following our separation from Millipore, we expect to incur incremental non-recurring operating costs and expenses associated with marketing expenses related to establishing a new brand identity, legal fees, retention bonuses, depreciation expense due to decreases in the estimated useful lives of fixed assets and leasehold improvements and other separation related costs. During 2002 and 2003, we expect to incur approximately $3.8 million of such costs and expenses associated with our separation from Millipore.

We have limited history operating as a stand-alone company, and we may be unable to continue to effectively implement the changes necessary to operate as a stand-alone company, or we may incur greater costs as a stand-alone company that may cause our profitability to decline.

   Prior to our separation, Millipore conducted our business as a division through various subsidiaries rather than as a stand-alone company. In addition, Millipore performed various corporate functions for us, including the following:

  .  information technology;

  .  finance and accounting;

  .  public relations;

  .  employee relations;

  .  investor relations; and

  .  legal and tax functions.

   Until the distribution, and in some cases even after the distribution, we will rely on Millipore for various transitional services. We currently use Millipore's systems to support our operations, including systems for managing inventory, order processing, shipping, accounting, payroll and internal computing operations. Many of these systems are proprietary to Millipore and are very complex. These systems have been modified, and are in the process of being further modified, to enable us to separately track items related to our business. These modifications, however, may result in unexpected system failures or the loss or corruption of data. We are in the process of creating our own systems and business functions to replace many of the systems and business functions that Millipore provides us. We may not be successful in implementing these systems or transitioning data from Millipore's systems to ours in a timely manner. If we do not have in place our own systems and business functions or if we do not have agreements with other providers of these services once our transitional services agreement with Millipore expires, we may not be able to effectively operate our business, and our profitability may decline.

   Any failure or significant downtime in Millipore's or our own information systems could prevent us from taking customer orders, shipping products or billing customers and could cause delays in production and delivery of our products and could harm our business and prospects. In addition, Millipore's and our information systems require the services of employees with extensive knowledge of these information systems and the business environment in which we operate.

We currently use Millipore's operational and administrative infrastructure, and our ability to satisfy our customers and operate our business will suffer if we do not develop our own infrastructure quickly and cost effectively.

   We currently have office space in Millipore's Bedford, Massachusetts campus. We have entered into arrangements with Millipore under the master transitional services agreement to continue to use its facilities until we can transition all of our personnel and equipment to our new facilities. This transition is expected to be completed on or after the distribution date. We are building an independent business infrastructure following our separation from Millipore, and we expect to make capital expenditures of approximately $8 million in connection with the opening of a new headquarters, R & D and manufacturing facility. If we are unable to successfully transition our operations to this new facility and build our independent business infrastructure in a timely fashion, we may incur significant additional costs and our business and prospects will be harmed.

We currently use Millipore's manufacturing infrastructure, and our ability to meet our customer's demands will suffer if we do not successfully transition our manufacturing requirements to our own facilities.

   We are in the process of transitioning our manufacturing capabilities from Millipore facilities to our own facilities and have entered into transition agreements with Millipore relating to the manufacture and distribution of specified products for limited periods of time. Pursuant to our worldwide manufacturing rationalization plan, we have of consolidated a number of our existing manufacturing facilities We anticipate opening a new headquarters, research and development and manufacturing facility during the first half of 2002 and anticipate moving between 10% and 20% of our overall manufacturing operations from our existing domestic and foreign manufacturing facilities to this new facility over the next two to three years. The new facility is expected to replace the Jaffrey, New Hampshire manufacturing facility that we plan to exit as part of the separation from Millipore. With respect to our new headquarters, research and development and manufacturing facility, there can be no assurance that we will be able to identify an acceptable location or enter into an agreement for such facility on favorable terms or at all. In addition, even if we obtain an acceptable facility, we may face unforeseen delays or costs in transitioning our manufacturing activities to this facility. The manufacture of our products is highly complex and requires sophisticated and costly equipment, and we might not be able to successfully transition the production to a different facility. As a result, any prolonged disruption in the operations of any of our manufacturing facilities or any unforeseen delays in shifting manufacturing operations to our new facility to be opened outside the United States, whether due to technical or labor difficulties, destruction or damage to the facility or other reasons, could result in increased costs and reduced revenues and profitability and could harm our prospects.

Following our separation from Millipore, we will not have access to the research and development resources that were previously available to us, which could limit our research and development activities, thereby inhibiting our ability to develop new products in response to competitive pressures and harming our business and prospects.

   Prior to our separation from Millipore, many research and development projects were conducted through the centralized Millipore research group. Following our separation from Millipore, while our research and development personnel have been transferred to us in accordance with the terms of the separation agreements, we do not have access to any other resources or personnel in Millipore's research group other than in specific limited circumstances outlined in our research agreement with Millipore. As a result, we will not have access to all of the research and development facilities and resources that were previously available to us, and we may not be able to manage projects as successfully as we have in the past. If we are unable to continue to successfully develop new products and technology through internal research and development activities, we may not be able to maintain our market position or successfully grow our business and our business and prospects may be harmed.

Our agreements with Millipore limit our ability to use Millipore's technology to fields of use in the microelectronics industry and may prevent us from expanding our business beyond the microelectronics industry.

   Our use of Millipore's technology is governed by the separation agreements, such as the master patent license agreement and the master trade secret and know-how agreement. The licenses granted by these agreements prohibit our use of Millipore's technology in fields of use outside of the microelectronics industry. In general, where technology is used both by Millipore in the manufacture of its products and by us in the manufacture of our products, Millipore retained ownership of the technology and granted to us a license to use the technology limited to fields of use in the microelectronics industry. In some cases, Millipore transferred ownership of the technology to us and retained an exclusive license to the technology in its fields of use in the biopharmaceutical and related industries. Under the master patent license agreement and the master trade secret and know-how agreement, we may sell products using Millipore's technology only to customers in the microelectronics industry, as defined in the agreements, and we may not transfer the technology except in limited circumstances. These restrictions could limit our ability to expand our business into markets outside the microelectronics industry, which could limit our growth.

Until to the anticipated distribution, Millipore will have substantial control over our business operations.

   Millipore currently beneficially owns approximately 82.3% of the outstanding shares of our common stock. As a result, Millipore has significant control over our business, policies and affairs. For example, Millipore has the power to appoint new management, prevent or cause a change of control, alter the terms of our separation agreements with Millipore, allocate business opportunities that may be suitable for us and approve any action requiring the approval of the holders of our common stock, including adopting amendments to our certificate of incorporation and approving mergers or sales of all or substantially all of our assets. The interests of Millipore may differ from the interests of other Mykrolis shareholders. Shareholders other than Millipore will not be able to affect the outcome of any shareholder vote prior to the distribution of our stock to the Millipore shareholders, and Millipore may not complete the distribution of our stock to Millipore's shareholders. Millipore is not prohibited from selling a controlling interest in us to a third party.

Because the distribution of our shares by Millipore is subject to conditions, the distribution may not occur and we may not achieve many of the expected benefits of our separation from Millipore, we may lose many of our employees and our business and stock price may suffer.

   The Millipore Board of Directors has declared a dividend distribution of the 32,500,000 of our shares that it holds to Millipore shareholders of record on February 13, 2002, payable on February 27, 2002. However, Millipore is not obligated to make such a distribution, and the distribution may not occur by that time or at all. Millipore has advised us that it would not complete the distribution if its board of directors determines that the distribution is no longer in the best interest of Millipore and its shareholders. Millipore has received a ruling from the Internal Revenue Service that the distribution will be tax-free to Millipore shareholders and that our separation from Millipore qualifies as a reorganization. Until this distribution occurs, the risks relating to Millipore's control of us will continue to be relevant to our shareholders. If the distribution is delayed or not completed at all, the liquidity of our shares will be severely constrained unless and until Millipore elects to sell some of its significant ownership. Other than lock-up agreement with the underwriters in our initial public offering (which expired on February 6, 2002), there are no limits on these sales and the sale or potential sale by Millipore could adversely affect the market price of our stock. In addition, because of the limited number of publicly-traded shares of our common stock until the distribution occurs, relatively small trades of our stock will have a disproportionate effect on our stock price. Also, if Millipore does not distribute its shares, we may face significant difficulty hiring and retaining key personnel, many of whom may be attracted by the potential of operating our business as a fully independent entity.

We will not be able to rely on Millipore to fund our future capital requirements, and financing from other sources may not be available on favorable terms or at all.

   In the past, our capital needs have been satisfied by Millipore. However, after our initial public offering, Millipore has no longer provided funds to finance our working capital or other cash requirements. We cannot assure you that financing from other sources, if needed, will be available on favorable terms or at all. We will likely not be able to obtain financing with interest rates as favorable as those that Millipore could obtain. In addition, following our separation from Millipore but prior to the distribution by Millipore of our capital stock owned by them, we will be subject to the restrictive covenants contained in the indentures governing Millipore's publicly-traded bonds which prohibit us, until such time as Millipore owns less than 50% of our capital stock, from creating or incurring any lien on our properties or assets unless Millipore's bonds are secured by an equal and ratable lien on the same properties or assets. We may not be able to obtain a line of credit on favorable terms or at all and these covenants may limit or restrict our ability to obtain a short-term line of credit prior to the distribution.

If the transitional services being provided to us by Millipore are not sufficient to meet our needs, or if we are not able to replace these services after our agreements with Millipore expire, we will be unable to manage critical operational functions of our business.

   Millipore has agreed to provide transitional services to us, including services related to:

  .  information technology support services;

  .  supply chain management;

  .  research and development;

  .  product order administration;

  .  customer support;

  .  manufacture of membranes;

  .  product distribution; and

  .  buildings and facilities, including office and manufacturing space.

   Although Millipore is contractually obligated to provide us with these services, these services may not be provided at the same level as when we were part of Millipore, and we may not be able to obtain the same benefits. These transitional service arrangements generally have a term of five years following the separation in the case of manufacturing and research services and one year following the separation in most other cases. After the expiration of these various arrangements, we may not be able to replace the transitional services or enter into appropriate leases or other agreements in a timely manner or on terms and conditions, including cost, as favorable as those we will receive from Millipore. In particular, the manufacture of membranes involves the use of proprietary processes and equipment that belong to Millipore. As a result, after the expiration of the membrane manufacture agreement, we must acquire or design our own manufacturing equipment and develop our own processes to replace these proprietary processes and equipment.

   These agreements were made in the context of a parent-subsidiary relationship and were negotiated in the overall context of our separation from Millipore. The prices charged to us under these agreements may be lower than the prices that we may be required to pay third parties for similar services or the costs of similar services if we undertake them ourselves and accordingly, following the expiration of our agreements with Millipore, our costs to procure these services may increase.

Our directors and executive officers may have conflicts of interest because of their ownership of Millipore common stock and because one is also a director and non-executive chairman of Millipore.

   Many of our directors and executive officers have a substantial amount of their personal financial portfolios in Millipore common stock and options to purchase Millipore common stock. In addition, their unvested options to purchase Millipore common stock may not convert into options to purchase our common stock if the distribution does not occur. Ownership of Millipore common stock by our directors and officers after our separation from Millipore could create, or appear to create, potential conflicts of interest when directors and officers are faced with decisions that could have different implications for Millipore and us. In addition, C. William Zadel, our Chairman and Chief Executive Officer and one of our directors, is also the non-executive chairman and a director of Millipore. He will have obligations to both companies and may have conflicts of interest with respect to matters potentially or actually involving or affecting us, such as acquisitions and other corporate opportunities that may be suitable for both Millipore and us. Because our certificate of incorporation provides, in accordance with Section 122(17) of the Delaware General Corporation Law, that we have renounced any interest in future business opportunities that are presented to Millipore, its subsidiaries other than us, or our officers or directors who are also employees or directors of Millipore or its subsidiaries other than us at the time the opportunity is presented, these conflicts may not ultimately be resolved on favorable terms for us. In addition, because Section 122(17) of the Delaware General Corporation Law was only recently enacted, there is no case law testing the statutory provision and little other guidance interpreting it. As a result, the Delaware courts may interpret the statute in the future in a manner not anticipated by Millipore or us or the statute may be modified or amended in the future in a manner not anticipated by Millipore or us.

We may have potential business conflicts of interest with Millipore with respect to our past and ongoing relationships and, because of Millipore's controlling ownership, we may not resolve these conflicts on the most favorable terms to us.

   Conflicts of interest may arise between Millipore and us in a number of areas relating to our past and ongoing relationships, including:

  . labor, tax, employee benefit, intellectual property, indemnification and other matters arising from our separation from Millipore;

  .  employee retention and recruiting;

  . the sale or distribution by Millipore of all or any portion of its ownership interest in us;

  . the nature, quality and pricing of transitional services Millipore has agreed to provide us;

  .  business opportunities that may be attractive to both Millipore and us; and

  . the terms of the non-competition provisions contained in the separation agreements between Millipore and us, which govern Millipore's ability to compete with us.

   We may not be able to resolve any potential conflicts, and even if we do, the resolution may be less favorable than if we were dealing with an unaffiliated party. The agreements we have entered into with Millipore may be amended upon agreement between the parties. While we are controlled by Millipore, Millipore may be able to require us to agree to amendments to these agreements that may be less favorable to us than the current terms of the agreements.

Our ability to engage in acquisitions and other strategic transactions using our stock is subject to limitations because of the federal income tax requirements for a tax-free distribution.

   For the distribution of our stock by Millipore to qualify as tax-free to Millipore and its shareholders, Millipore must own at least 80% of the voting power of our voting stock at the time of the distribution. In order to satisfy the requirements for a tax-free distribution, we may not issue additional stock prior to the distribution if it would reduce Millipore's voting power below this 80% threshold. Thus, before the distribution, we may issue to persons other than Millipore only a limited amount of our stock in acquisitions or otherwise without affecting the tax-free status of the distribution. In addition, for the distribution of our stock by Millipore to qualify as tax-free to Millipore, there must not be a change in ownership of 50% or more in either the voting power or value of either our stock or Millipore's stock that is considered to be part of a plan or a series of related transactions related to Millipore's intended distribution of our stock to its shareholders. For this purpose, a change in ownership may include the issuance of our common stock or Millipore's common stock in acquisitions and other similar strategic transactions or for compensation of employees and others. If there is a direct or indirect acquisition of our stock or Millipore's stock by one or more persons during the four-year period beginning two years prior to and ending two years after the distribution, it will be presumed to be part of a plan or a series of related transactions related to Millipore's intended distribution of our stock, and the distribution will be taxable to Millipore unless the presumption is successfully rebutted. The direct or indirect acquisition of our stock can include open market transactions. As a result, if within two years of the distribution any person or group of persons acting pursuant to a coordinated plan acquires 50% or more of our common stock, including through open market transactions, that is part of a plan or series of related transactions with the distribution by Millipore of our common stock, the distribution will be taxable to Millipore. Pursuant to our tax sharing agreement with Millipore, we may be responsible for the tax imposed on Millipore if the distribution fails to qualify as tax-free. For the above reasons, we are limited in our ability to use our stock for acquisitions and other similar strategic transactions or for compensation of employees and others. Many of our competitors have issued their stock to complete acquisitions, to expand their product offerings and speed the development of new technology, and to attract and retain employees and other key personnel. Therefore, these competitors may have a significant competitive advantage over us.

We may be responsible for income tax liabilities that relate to the proposed distribution of shares of our common stock by Millipore and for other tax liabilities.

   Millipore has received a tax ruling from the IRS to the effect that the distribution will qualify as a tax-free distribution for U.S. federal income tax purposes. The tax ruling is binding on the IRS, and can be relied upon by Millipore provided that the factual representations and assumptions made in Millipore's request are true. We are not aware of any facts or circumstances that would cause such representations and assumptions to be untrue. Our tax sharing agreement with Millipore provides that we will be responsible for certain taxes imposed on Millipore, us or our respective subsidiaries if (i) we or one or more of our shareholders are responsible for the distribution's failure to qualify for tax-free treatment, or (ii) the distribution of our shares subsequently becomes taxable to Millipore as a result of a change of ownership of 50% or more of the voting power or value of our stock. The process for determining whether a change of ownership has occurred under the tax rules is complex. If we do not carefully monitor our compliance with these rules we might inadvertently cause or permit a change of ownership to occur, triggering our obligation to indemnify Millipore pursuant to the tax sharing agreement. In addition, our obligation to indemnify Millipore in the event that a change of ownership causes the distribution not to be tax-free could discourage or prevent a third party from making a proposal to acquire our company. If the distribution by Millipore was determined to be taxable, the U.S. federal income tax payable by Millipore as a result of the distribution for which we have agreed to indemnify Millipore would be equal to 35% of the difference between the market value of the distributed stock on the date of the distribution and the tax basis of such stock. Assuming a market value of $16.00 per share for the distributed stock, the U.S. federal income tax payable by Millipore would equal approximately $128.3 million. If we were required to pay any of the taxes described above, the payment would significantly harm our business, financial position, results of operations and cash flow. In addition, under the tax sharing agreement that we entered into with Millipore, we are responsible for tax liabilities and adjustments with respect to those Millipore foreign subsidiaries which we acquired pursuant to our separation from Millipore for periods prior to that separation. As we operate independently of Millipore we may adopt tax strategies different from those Millipore has followed which could impact our tax liability.

We have agreed to convert the unvested Millipore stock options held by our officers and employees as of the distribution date into options to purchase shares of our common stock at a conversion rate based on the then market prices of the shares and any significant increase in the price of Millipore's common stock or decrease in our stock price prior to the distribution date could result in additional dilution to shareholders purchasing shares in this offering.

   Many of our officers and employees have unvested options to purchase Millipore common stock that will convert into options to purchase our common stock at the time of the distribution. These options will be converted using a formula that is based on the relative values of Millipore common stock and our common stock at the time of the conversion, which we expect to be at the time the distribution occurs. Because our conversion obligation depends on the value of these stocks, the number of our shares to be issued cannot be determined at this time. Our obligation could result in a significant number of our shares being subject to substituted awards, depending on the values of Millipore common stock and our common stock at the time of conversion.

   RISKS RELATED TO THE SECURITIES MARKETS AND OWNERSHIP OF OUR COMMON STOCK

Substantial sales of common stock, including sales by index funds, may occur in connection with the distribution of our stock by Millipore, which could cause our stock price to decline.

   If Millipore distributes all of the shares of our common stock that it owns to Millipore shareholders after this offering, substantially all of these shares will be eligible for immediate resale in the public market. We are unable to predict whether significant amounts of common stock will be sold in the open market in anticipation of, or following, this distribution, or by Millipore if the distribution does not occur. We are also unable to predict whether a sufficient number of buyers will be in the market at that time. A portion of Millipore's common stock is held by index funds tied to the Standard & Poor's 500 Index or other stock indices. If our stock is not included in these indices at the time of Millipore's distribution of our common stock, these index funds will be required to sell our stock that they receive in the distribution. As of December 31, 2001, index funds held less than 5% of Millipore's common stock. Some other institutional shareholders are not allowed by their charters to hold stock of companies that do not pay dividends. Because we currently do not intend to pay dividends, we expect that these shareholders will sell the shares of our common stock distributed to them. As of December 31, 2001, approximately 85% of Millipore's common stock was held by institutional investors, including index funds. Any sales of substantial amounts of our common stock in the public market, or the perception that such sales might occur, whether as a result of the distribution or otherwise, could cause the market price of our common stock to decrease. Millipore has the sole discretion, subject to a lock-up agreement with the underwriter of our initial public offering (which expired on February 6, 2002), to determine the timing, structure and terms of its distribution of our common stock, all of which may also affect the level of market transactions in our common stock.

Our securities have had only a limited market, and we cannot assure you that our stock price will not decline.

   There has been only a limited public market for our common stock, and an active public market for our common stock may not develop or be sustained after the distribution of our stock by Millipore to its shareholders. The market price of our common stock may be subject to significant fluctuations after this offering. Among the factors that could affect our stock price are:

  .  quarterly variations in our operating results;

  . changes in revenue or earnings estimates or publication of research reports by analysts;

  .  speculation in the press or investment community;

  . strategic actions by us or our competitors, such as acquisitions or restructurings;

  . actions by institutional shareholders or by Millipore prior to its distribution of our stock;

  .  general market conditions; and

  .  domestic and international economic factors unrelated to our performance.

   The stock markets in general, and the markets for high technology stocks in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may cause the trading price of our common stock to decrease.

Provisions in our charter documents, Delaware law, the Internal Revenue Code relating to Millipore's distribution of our common stock and our shareholder rights plan may delay or prevent an acquisition of us, which could decrease the value of your shares.

   Our certificate of incorporation and bylaws, Delaware law and our shareholder rights plan contain provisions that could make it harder for a third party to acquire us without the consent of our board of directors, although these provisions have little significance while we are controlled by Millipore. These provisions include a classified board of directors and limitations on actions by our shareholders by written consent. In addition, our board of directors has the right to issue preferred stock without shareholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer. Our shareholder rights plan will permit our shareholders to purchase shares of our common stock at a 50% discount upon the occurrence of specified events, including the acquisition by anyone of 15% or more of our common stock, unless such event is approved by our board of directors. Delaware law also imposes restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock. Although we believe these provisions provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with our board of directors, these provisions apply even if the offer may be considered beneficial by shareholders. If a change of control or change in management is delayed or prevented, the market price of our common stock could suffer. In addition, an acquisition or further issuance of our common stock could trigger the application of Section 355(e) of the Internal Revenue Code or prevent Millipore from distributing "control" of us as defined in
Section 368(c) of the Internal Revenue Code. Under the tax sharing agreement, we would be required to indemnify Millipore for the resulting tax and this indemnity obligation might discourage, delay or prevent a change of control that shareholders may consider favorable.

Your percentage ownership in us may be diluted by future issuances of capital stock, which could reduce your influence over matters on which shareholders vote.

   Our board of directors has the authority, without action or vote of our shareholders, to issue all or any part of our authorized but unissued shares. These issuances would dilute your percentage ownership interest, which will have the effect of reducing your influence over matters on which our shareholders vote. In addition, if the issuances are made at prices that reflect a discount from the then current trading price of our common stock, your interest in the book value of our common stock might be diluted.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

   The information called for by this item is set forth under the heading "Market Risk" in Management's Discussion and Analysis contained in Item 7 above which information is hereby incorporated by reference.

Item 8.  Financial Statements and Supplementary Data.

   The information called for by this item is set forth in the Consolidated and Combined Financial Statements and Schedule covered by the Report of Independent Accounts at the end of this report, commencing at the pages indicated below:

Consolidated and Combined Statements of Operations for the years ended December 31, 2001, 2000 and
  1999............................................................................................  F-2
Consolidated and Combined Balance Sheets at December 31, 2001 and 2000............................  F-3
Consolidated and Combined Statements of Shareholders' Equity and Comprehensive Income (Loss) for
  the years ended December 31, 2001, 2000 and 1999................................................  F-4
Consolidated and Combined Statements of Cash Flows for the years ended December 31, 2001, 2000 and
  1999............................................................................................  F-5
Notes to Consolidated and Combined Financial Statements...........................................  F-6
Report of Independent Accountants................................................................. F-29
Quarterly Results (Unaudited)..................................................................... F-30
Financial Statement Schedule for the years ended December 31, 2001, 2000 and 1999................. F-31

   All of the foregoing Consolidated and Combined Financial Statements and Schedule are hereby incorporated in this Item 8 by reference.

Item 9.  Disagreements on Accounting and financial Disclosure.

   This term is not applicable.

                                   PART III

Item 10.  Directors and Executive Officers of Mykrolis.

   The information called for by this item with respect to registrant's directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 as amended is set forth under the caption "Management and Election of Directors--Nominees for Election as Directors" in Mykrolis' definitive Proxy Statement for Mykrolis' Annual Meeting of Shareholders to be held on April 26, 2002, and to be filed with the Securities and Exchange commission on or after March 20, 2002, which information is hereby incorporated herein by reference.

   Information called for by this item with respect to registrant's executive officers is set forth under "Executive Officers of Millipore" in Item 1 of this report.

Item 11.  Executive Compensation.

   The information called for by this item is set forth under the caption "Management and Election of Directors--Executive Compensation" in Mykrolis' definitive Proxy Statement for Mykrolis' Annual Meeting of Shareholders to be held on April 26, 2002, and to be filed with the Securities and Exchange Commission on or about March 20, 2002, which information is hereby incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

   The information called for by this item is set forth under the caption "Ownership of Mykrolis Common Stock" in Mykrolis' definitive Proxy Statement for Mykrolis' Annual Meeting of Shareholders to be held April 26, 2002, and to be filed with the Securities and Exchange Commission on or about March 20, 2002, which information is hereby incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

   The information called for by this item with respect to registrant's directors relationships and related transactions is set forth under the caption "Management and Election of Directors--Nominees for Election as Directors" in Mykrolis' definitive Proxy Statement for Mykrolis' Annual Meeting of Shareholders to be held on April 26, 2002, and to be filed with the Securities and Exchange Commission on or about March 20, 2002, which information is hereby incorporated herein by reference.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)

   1. Financial Statements.

   The Consolidated and Combined Financial Statements listed under Item 8 of this report and in the Index to Financial Statements and Supplementary Data on page F-1 of this report which is incorporated by reference.

   2. Financial Statements Schedules.

   The Financial Statement Schedule listed under Item 8 of this report and in the Index to Financial Statements and Supplementary Data on page F-1 of this report which is incorporated by reference.

   3. List of Exhibits.

      A. The following exhibits are incorporated by reference:

Reg. S-K
  Item
 601(b)                 Document Incorporated               Referenced Document on file with the Commission
Reference ------------------------------------------------- -----------------------------------------------
  (2)     Form of Master Separation and Distribution        Exhibit 2.1 to Form S-1 Registration Statement
          Agreement.                                        (No. 333-57182)

          Form of General Assignment and Assumption         Exhibit 2.2 to Form S-1 Registration Statement
          Agreement                                         (No. 333-57182)

  (3)     Restated Certificate of Incorporation of Mykrolis Exhibit 3.1 to Form S-1 Registration Statement
          Corporation                                       (No. 333-57182)

          Amended and Restated By-laws of Mykrolis          Exhibit 3.2 to Form S-1 Registration Statement
          Corporation                                       (No. 333-57182)

          Form of certificate representing shares of        Exhibit 3.3 to Form S-1 Registration Statement
          Common Stock, $.01 par value per share            (No. 333-57182)

          Form of Common Stock Rights Agreement             Exhibit 1 to Form 8-K Current Report, filed
                                                            December 10, 2001 [Commission File
                                                            No. 001-1611]

          Form of Common Stock Purchase Right               Exhibit 2 to Form 8-K Current Report, filed
          Certificate (included as Annex I to the Form of   December 10, 2001 [Commission File
          Common Stock Rights Agreement)                    No. 001-1611]

          Summary of Common Stock Purchase Rights           Exhibit 3 to Form 8-K Current Report, filed
          (included as Annex II to the Form of Common       December 10, 2001 [Commission File
          Stock Rights Agreement)                           No. 001-1611]

  (10)    Form of 2001 Equity Incentive Plan*               Exhibit 10.1 to Form S-1 Registration Statement
                                                            (No. 333-57182)

          Form of 2001 Non-Employee Director Stock          Exhibit 10.2 to Form S-1 Registration Statement
          Option Plan*                                      (No. 333-57182)

          Form of 2001 Employee Stock Purchase Plan         Exhibit 10.3 to Form S-1 Registration Statement
                                                            (No. 333-57182)

          Form of Indemnification Agreement*                Exhibit 10.4 to Form S-1 Registration Statement
                                                            (No. 333-57182)

          Lease Agreement dated November 25, 1985           Exhibit 10.5 to Form S-1 Registration Statement
          between Roger G. Little, Trustee of SPI Trust,    (No. 333-57182)
          and Millipore Corporation relating to facilities
          located at Patriots Park, Bedford, Massachusetts

--------
* A "management contract or compensatory plan"

Reg. S-K
  Item
 601(b)
Reference              Document Incorporated              Referenced Document on file with the Commission
---------  ---------------------------------------------- ------------------------------------------------

    10     Lease Agreement, dated December 19, 1997,      Exhibit 10.6 to Form S-1 Registration Statement
  [Cont'd] between EBP3, Ltd. and Millipore Corporation   (No. 333-57182)
           relating to facilities located in Allen, Texas

           Master Patent Assignment                       Exhibit 10.7 to Form S-1 Registration Statement
                                                          (No. 333-57182)

           Master Patent License Agreement                Exhibit 10.8 to Form S-1 Registration Statement
                                                          (No. 333-57182)

           Master Patent Grantback License Agreement      Exhibit 10.9 to Form S-1 Registration Statement
                                                          (No. 333-57182)

           Master Trademark Assignment                    Exhibit 10.10 to Form S-1 Registration Statement
                                                          (No. 333-57182)

           Master Trademark Assignment                    Exhibit 10.10 to Form S-1 Registration Statement
                                                          (No. 333-57182)

           Master Trademark License Agreement             Exhibit 10.11 to Form S-1 Registration Statement
                                                          (No. 333-57182)

           Master Invention Disclosure Assignment         Exhibit 10.12 to Form S-1 Registration Statement
                                                          (No. 333-57182)

           Master Trade Secret and Know-How Agreement     Exhibit 10.13 to Form S-1 Registration Statement
                                                          (No. 333-57182)

           Tax Sharing Agreement                          Exhibit 10.14 to Form S-1 Registration Statement
                                                          (No. 333-57182)

           Employee Matters Agreement                     Exhibit 10.15 to Form S-1 Registration Statement
                                                          (No. 333-57182)

           Master Transitional Services Agreement         Exhibit 10.16 to Form S-1 Registration Statement
                                                          (No. 333-57182)

           Reorganization of Operations Outside the U.S.  Exhibit 10.17 to Form S-1 Registration Statement
                                                          (No. 333-57182)

           Membrane Manufacture and Supply Agreement      Exhibit 10.18 to Form S-1 Registration Statement
                                                          (No. 333-57182)

           Research Agreement                             Exhibit 10.19 to Form S-1 Registration Statement
                                                          (No. 333-57182)

           Product Distribution Agreement                 Exhibit 10.20 to Form S-1 Registration Statement
                                                          (No. 333-57182)

           Millipore Contract Manufacturing Agreement     Exhibit 10.21 to Form S-1 Registration Statement
                                                          (No. 333-57182)

           Mykrolis Contract Manufacturing Agreement      Exhibit 10.22 to Form S-1 Registration Statement
                                                          (No. 333-57182)

           Form of Separation Note                        Exhibit 10.23 to Form S-1 Registration Statement
                                                          (No. 333-57182)

           Separation Revolving Credit Agreement          Exhibit 10.24 to Form S-1 Registration Statement
                                                          (No. 333-57182)

   (21)    Subsidiaries of Mykrolis Corporation           Exhibit 21.1 to Form S-1 Registration Statement
                                                          (No. 333-57182)

   B. The following Exhibits are filed as exhibits to this Amendment Report on Form 10-K:


 Reg. S-K
Item 601(b)
 Reference                           Documents Filed Herewith
 ---------                           ------------------------
   (10)     Mykrolis Corporation Amended and Restated 2001 Employee Stock Purchase Plan

   (24)     Power of Attorney

(b) Reports on Form 8-K.

   On December 10, 2001 registrant filed a Form 8-K Current Report reporting that:

   (i) on November 29, 2001 Mykrolis Corporation executed a Common Stock Rights Agreement with Equiserve Trust Company NA., as rights agent;

  (ii) on November 29, 2001 the Board of Directors of Mykrolis Corporation declared a dividend of one purchase right for each share of Common Stock of Mykrolis Corporation outstanding on December 31, 2001; and

 (iii) on December 10, 2001 registrant terminated discussions with Fleet National Bank and Fleet Securities, Inc. with respect to a short term secured revolving credit facility to provide for borrowings of up to $20,000,000.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MYKROLIS CORPORATION

Dated: February 15, 2002
                                          By /s/ C. William Zadel
                                             -------------------------------
                                            C. William Zadel, Chairman, Chief
                                                    Executive Officer,
                                                      and Director

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

          Signature                       Title                   Date
          ---------                       -----                   ----

    /S/ C. WILLIAM ZADEL*     Chairman, Chief Executive     February 15, 2002
-----------------------------   Officer, and Director
      C. William Zadel

      /S/ BERTRAND LOY        Vice President, Treasurer and February 15, 2002
-----------------------------   Chief Financial Officer
        Bertrand Loy

       /S/ DONNA WARGO        Corporate Controller and      February 15, 2002
-----------------------------   Chief Accounting Officer
         Donna Wargo

     MICHAEL A. BRADLEY*      Director                      February 15, 2002
-----------------------------
     Michael A. Bradley

     ROBERT E. CALDWELL*      Director                      February 15, 2002
-----------------------------
     Robert E. Caldwell

     MICHAEL P.C. CARNS*      Director                      February 15, 2002
-----------------------------
     Michael P.C. Carns

    DANIEL W. CHRISTMAN*      Director                      February 15, 2002
-----------------------------
     Daniel W. Christman

       THOMAS O. PYLE*        Director                      February 15, 2002
-----------------------------
       Thomas O. Pyle

By*
    /S/ PETER W. WALCOTT
-----------------------------
      Peter W. Walcott,
      Attorney-in-Fact

                             MYKROLIS CORPORATION

             INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated and Combined Statements of Operations for the years ended December 31, 2001, 2000 and
  1999............................................................................................  F-2

Consolidated and Combined Balance Sheets at December 31, 2001 and 2000............................  F-3

Consolidated and Combined Statements of Shareholders' Equity and Comprehensive Income (Loss) for
  the years ended December 31, 2001, 2000 and 1999................................................  F-4

Consolidated and Combined Statements of Cash Flows for the years ended December 31, 2001, 2000 and
  1999............................................................................................  F-5

Notes to Consolidated and Combined Financial Statements...........................................  F-6

Report of Independent Accountants................................................................. F-29

Quarterly Results (Unaudited)..................................................................... F-30

Financial Statement Schedule for the years ended December 31, 2001, 2000 and 1999................. F-31

                             MYKROLIS CORPORATION

              CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

                                                                            Year ended December 31,
                                                                     ------------------------------------
                                                                        2001          2000        1999
                                                                      --------      --------    --------
                                                                     (In thousands, except per share data
Net sales........................................................... $215,274      $355,540    $206,345
Cost of sales.......................................................  137,621       174,545     107,154
                                                                      --------      --------    --------
   Gross profit.....................................................   77,653       180,995      99,191
Selling, general and administrative expenses........................   80,724        96,469      75,052
Research and development expenses...................................   19,837        23,175      19,309
Restructuring and other charges.....................................   17,478          (320)     (1,221)
                                                                      --------      --------    --------
   Operating income (loss)..........................................  (40,386)       61,671       6,051
Other expense, net..................................................   (1,096)       (1,395)        (83)
                                                                      --------      --------    --------
Income (loss) before income taxes...................................  (41,482)       60,276       5,968
Income tax expense..................................................   26,145        22,905       2,685
                                                                      --------      --------    --------
Net income (loss)................................................... $(67,627)     $ 37,371    $  3,283
                                                                      --------      --------    --------
Basic and diluted earnings (loss) per share......................... $  (1.92)     $   1.15    $   0.10
Shares used in computing basic and diluted earnings (loss) per share   35,262        32,500      32,500



 The accompanying notes are an integral part of the consolidated and combined financial statements

                             MYKROLIS CORPORATION

                   CONSOLIDATED AND COMBINED BALANCE SHEETS

                                                                                             December 31,
                                                                                         -------------------
                                                                                           2001       2000
                                                                                         --------   --------
                                                                                         (In thousands except
                                                                                             share data)
                                         ASSETS
Current assets:
Cash and cash equivalents............................................................... $ 82,831   $     --
Accounts receivable (less allowance for doubtful accounts of $1,670 in 2001 and $1,497
  in 2000)..............................................................................   34,817     95,248
Inventories.............................................................................   60,436     62,640
Income tax receivable (note 7)..........................................................    9,000         --
Deferred income taxes...................................................................      924      8,554
Other current assets....................................................................    1,348      1,266
                                                                                         --------   --------
       Total current assets.............................................................  189,356    167,708
Property, plant and equipment, net......................................................   69,100     73,784
Deferred income taxes...................................................................    4,872     22,697
Goodwill (less accumulated amortization of $3,845 in 2001 and $2,929 in 2000)...........   14,454     15,620
Other intangible assets (less accumulated amortization of $20,417 in 2001 and $16,995 in
  2000).................................................................................    7,288     10,655
Other assets............................................................................    4,420      8,567
                                                                                         --------   --------
       Total assets..................................................................... $289,490   $299,031
                                                                                         --------   --------

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable--Millipore Corporation.............................................. $  1,928   $     --
   Accounts payable.....................................................................    5,402     20,574
   Accrued income taxes.................................................................    9,616         --
   Accrued expenses.....................................................................   18,884     17,097
                                                                                         --------   --------
       Total current liabilities........................................................   35,830     37,671
Other liabilities.......................................................................   10,113     14,871
Commitments and contingencies (note 13)
Shareholders' equity:
   Shareholder's net investment.........................................................       --    253,732
   Preferred stock, par value $.01 per share, 5,000,000 shares authorized; no shares
     issued and outstanding.............................................................       --         --
   Common stock, par value $.01 per share, 250,000,000 shares authorized; 39,500,000
     shares issued and outstanding......................................................      395         --
   Additional paid-in capital...........................................................  326,618         --
   Accumulated deficit..................................................................  (61,590)        --
   Accumulated other comprehensive loss.................................................  (21,876)    (7,243)
                                                                                         --------   --------
       Total shareholders' equity.......................................................  243,547    246,489
                                                                                         --------   --------
       Total liabilities and shareholders' equity....................................... $289,490   $299,031
                                                                                         --------   --------

 The accompanying notes are an integral part of the consolidated and combined financial statements

                             MYKROLIS CORPORATION

         CONSOLIDATED AND COMBINED STATEMENTS OF SHAREHOLDERS' EQUITY
                        AND COMPREHENSIVE INCOME (LOSS)

                                (In thousands)

                                           Common
                                           Shares
                                        -------------
                                                                                            Accumulated
                                                      Additional Shareholder's                 Other         Total
                                                       Paid-In        Net      Accumulated Comprehensive Shareholders'
                                        Shares Amount  Capital    Investment     Deficit   Income (Loss)    Equity
                                        ------ ------ ---------- ------------- ----------- ------------- -------------
Balance December 31, 1998..............           --         --    $ 184,780          --     $ (2,427)     $182,353
Net change in unearned compensation....           --         --         (295)         --           --          (295)
Net transfers from Millipore
 Corporation...........................           --         --        5,632          --           --         5,632
Comprehensive income:
   Net income..........................           --         --        3,283          --           --         3,283
   Foreign currency translations.......           --         --           --          --        6,685         6,685
                                        ------  ----   --------    ---------    --------     --------      --------
Comprehensive income

Balance December 31, 1999..............           --         --      193,400          --        4,258       197,658
Net change in unearned compensation....           --         --        1,107          --           --         1,107
Net transfers from Millipore
 Corporation...........................           --         --       21,854          --           --        21,854
Comprehensive income:
   Net income..........................           --         --       37,371          --           --        37,371
   Foreign currency translations.......           --         --           --          --      (11,501)      (11,501)
                                        ------  ----   --------    ---------    --------     --------      --------
Comprehensive income

Balance December 31, 2000..............           --         --      253,732          --       (7,243)      246,489
Net change in unearned compensation
 and Other stock-based compensation....           --        503        3,240          --           --         3,743
Net transfers from (to) Millipore
 Corporation...........................           --      1,850       (1,141)         --           --           709
Payment of separation note to Millipore
 Corporation...........................           --    (19,095)          --          --           --       (19,095)
Transfer to common stock and
 additional Paid-in capital............ 32,500   325    249,469     (249,794)         --           --            --
Issuance of common stock-net of
 expenses..............................  7,000    70     93,891           --          --           --        93,961
Comprehensive loss:
   Net loss............................           --         --       (6,037)    (61,590)          --       (67,627)
   Foreign currency translations.......           --         --           --          --      (14,633)      (14,633)
                                        ------  ----   --------    ---------    --------     --------      --------
Comprehensive loss

Balance December 31, 2001.............. 39,500  $395   $326,618    $      --    $(61,590)    $(21,876)     $243,547
                                        ======  ====   ========    =========    ========     ========      ========




                                            Total
                                        Comprehensive
                                        Income (Loss)
                                        -------------
Balance December 31, 1998..............
Net change in unearned compensation....
Net transfers from Millipore
 Corporation...........................
Comprehensive income:
   Net income..........................   $  3,283
   Foreign currency translations.......      6,685
                                          --------
Comprehensive income                         9,968
                                          ========
Balance December 31, 1999..............
Net change in unearned compensation....
Net transfers from Millipore
 Corporation...........................
Comprehensive income:
   Net income..........................     37,371
   Foreign currency translations.......    (11,501)
                                          --------
Comprehensive income                        25,870
                                          ========
Balance December 31, 2000..............
Net change in unearned compensation
 and Other stock-based compensation....
Net transfers from (to) Millipore
 Corporation...........................
Payment of separation note to Millipore
 Corporation...........................
Transfer to common stock and
 additional Paid-in capital............
Issuance of common stock-net of
 expenses..............................
Comprehensive loss:
   Net loss............................    (67,627)
   Foreign currency translations.......    (14,633)
                                          --------
Comprehensive loss                        $(82,260)
                                          ========
Balance December 31, 2001..............



 The accompanying notes are an integral part of the consolidated and combined financial statements

                             MYKROLIS CORPORATION

              CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

                                                                                 Year ended December 31,
                                                                              ----------------------------
                                                                                2001      2000      1999
                                                                              --------  --------  --------
                                                                                     (In thousands)
Cash flows from operating activities:
 Net income (loss)........................................................... $(67,627) $ 37,371  $  3,283
 Adjustments to reconcile net income (loss) to net cash provided by (used in)
   operating activities:
   (Income) loss on equity method investments................................      268     2,318       (34)
   Restructuring and other charges...........................................   17,478      (320)   (1,221)
   Depreciation and amortization.............................................   15,057    12,834    14,339
   Amortization of unearned compensation.....................................      595     1,177       571
   Deferred income taxes.....................................................   25,455    (2,230)    2,995
   Change in operating assets and liabilities:...............................
     Decrease (increase) in accounts receivable, net.........................   54,369   (35,298)  (25,884)
     Increase in inventories.................................................     (181)  (28,577)   (6,786)
   Increase in accounts payable--Millipore Corporation.......................    1,928        --        --
     (Decrease) increase in accounts payable.................................  (16,477)    3,626     8,505
     (Increase) decrease in other operating assets...........................   (6,550)     (326)      193
     (Decrease) increase in other operating liabilities......................   (6,214)     (623)    2,613
                                                                              --------  --------  --------
       Net cash provided by (used in) operating activities...................   18,101   (10,048)   (1,426)

Cash flows from investing activities:
 Additions to property, plant and equipment..................................  (10,516)  (11,806)   (4,206)
       Net cash used in investing activities.................................  (10,516)  (11,806)   (4,206)
Cash flows from financing activities:
 Borrowings under separation revolving credit agreement with Millipore
   Corporation...............................................................   27,512        --        --
 Payment of borrowings under separation revolving credit agreement with
   Millipore Corporation.....................................................  (27,512)       --        --
 Net proceeds from the issuance of common stock..............................   93,961        --        --
 Payment of separation note to Millipore Corporation.........................  (19,095)       --        --
 Net transfers from Millipore Corporation....................................      709    21,854     5,632
                                                                              --------  --------  --------
       Net cash provided by (used in) financing activities...................   75,575    21,854     5,632
Effect of foreign exchange rates on cash and cash equivalents................     (329)       --        --
                                                                              --------  --------  --------
Net increase in cash and cash equivalents....................................   82,831        --        --
Cash and cash equivalents at beginning of period.............................       --        --        --
                                                                              --------  --------  --------
Cash and cash equivalents at end of period................................... $ 82,831  $     --  $     --
Supplemental disclosure of cash flow information:
Cash paid during the year for :..............................................
Income Taxes................................................................. $ 10,145  $     --  $     --
                                                                              --------  --------  --------

                             MYKROLIS CORPORATION

            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

   On August 9, 2001 the Company completed its initial public offering ("IPO") of 7,000,000 shares of Mykrolis common stock, representing approximately 17.7% of the Company's 39,500,000 total shares of common stock outstanding. The Company received net proceeds from the IPO of approximately $93,961, after deducting underwriting commissions and offering expenses. The Company has retained $75,000 of the net proceeds and paid the balance to Millipore as repayment of amounts outstanding under certain notes due to Millipore in connection with the Separation. After completion of the IPO, Millipore owned approximately 82.3% of the Company's outstanding shares of common stock. Millipore has announced that it intends to distribute the 32,500,000 shares of the Company's common stock that it owns to Millipore shareholders through a tax-free dividend (the "Distribution") on February 27, 2002. The Distribution by Millipore is subject to conditions, which may not occur by the contemplated time or at all (see Note 15--Subsequent Events).

  Basis of Presentation

   The combined financial statements for periods prior to March 31, 2001 include amounts that have been derived from the consolidated financial statements and accounting records of Millipore using the historical results of operations and historical basis of assets and liabilities of the Company's business. Management believes the assumptions underlying the combined financial statements are reasonable. However, the combined financial information included herein may not necessarily reflect the Company's operating results, financial position and cash flows in the future or what they would have been had the Company been a separate, stand-alone entity during the periods presented. Because a direct ownership relationship did not exist among all the various units comprising the Company, Millipore's net investment in the Company is shown as shareholders' equity in the combined financial statements prior to the Separation. The Company began accumulating retained earnings (accumulated deficit) on April 1, 2001, following the effective date of the Separation, pursuant to which substantially all of the assets and liabilities of the Company's business were transferred to the Company. Beginning April 1, 2001, the Company's consolidated financial statements include all wholly-owned subsidiaries and assets and liabilities of the Company. All material intercompany transactions and balances between and among the Company's subsidiaries have been eliminated.

                             MYKROLIS CORPORATION

                (In thousands except share and per share data)


   Prior to April 1, 2001, Millipore allocated certain corporate expenses, including centralized research and development, legal, accounting, employee benefits, officers' salaries, facilities, insurance, information technology services, distribution, treasury and other Millipore corporate and infrastructure costs. These expense allocations were determined on a basis that Millipore and the Company considered to be a reasonable assessment of the utilization of services provided or the benefit received by the Company. Effective April 1, 2001, the Company and Millipore entered into transition service agreements for Millipore to provide specified functions and for the Company to reimburse Millipore for the cost of providing these services. The agreements do not necessarily reflect the costs of obtaining the services from unrelated third parties or of the Company providing the applicable services itself. However, management believes that purchasing these services from Millipore provides the Company with an efficient means of obtaining these services during the transition period. In addition, the Company has agreed to provide transition services to Millipore, for which the Company will be reimbursed at its cost.

   Millipore uses a centralized approach to cash management and the financing of its operations. Prior to the Separation, cash deposits from the Company were transferred to Millipore on a regular basis and netted against Millipore's net investment. As a result, none of Millipore's cash, cash equivalents or debt at the corporate level were allocated to the Company in the combined financial statements at December 31, 2001. Changes in Millipore's net investment include net earnings of the Company plus net cash transfers to or from Millipore. After the Separation but prior to the IPO, the Company's cash deposits were netted against the Separation Revolving Credit Agreement (see Note 12--Transactions with Millipore).

2.  Summary of Significant Accounting Policies

  Principles of Consolidation and Combination

   The consolidated and combined financial statements include the accounts of the Company. Intercompany balances and transactions have been eliminated. Investments in affiliated companies that are 20%-50% owned entities are accounted for under the equity method of accounting.

  Reclassifications


   Certain reclassifications have been made to prior year statements to conform to the 2001 presentation.

  Use of Estimates

   The preparation of financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, investments, intangible assets, income taxes, warranty obligations, restructuring, pensions and other post-retirement benefits, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

  Translation of Foreign Currencies

   Assets and liabilities of the Company's foreign operations, for which the local currency is the functional currency, are translated into U.S. dollars at exchange rates prevailing on the balance sheet date. Revenues and

                             MYKROLIS CORPORATION

                (In thousands except share and per share data)

expenses are translated at the average exchange rates prevailing during the year and elements of invested equity are translated at historical rates. Foreign currency translation gains and losses relating to invested equity of such operations are reported separately as a component of accumulated other comprehensive income (loss) in shareholders' equity. The aggregate transaction gains and losses are included in the consolidated and combined statements of operations as a component of other expense, net.

  Cash and Cash Equivalents

   The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents are primarily comprised of money market funds. The carrying amounts approximate fair value due to the short maturities of these instruments.

   The Company's policy is to place its cash and cash equivalents with high quality financial institutions to limit the amount of credit exposure.

  Inventories

   The Company values its inventories at lower of cost or market on a first-in, first-out (FIFO) basis.

  Property, Plant and Equipment

   Property, plant and equipment is recorded at cost. Expenditures for maintenance and repairs are charged to expense while the costs of significant improvements, which extend the life of the underlying asset, are capitalized. Assets are depreciated primarily using straight-line methods. Upon retirement or sale, the cost of assets disposed and the related accumulated depreciation are eliminated and related gains or losses are reflected in income.

   The estimated useful lives of the Company's depreciable assets are as follows:

Leasehold Improvements........ Shorter of the life of the lease or the improvement
Buildings and Improvements.... 10-40 Years
Production and Other Equipment 3-15 Years
Software...................... 3 years

  Goodwill and Other Intangibles

   Goodwill represents the excess of the purchase price over the fair value of net identifiable assets acquired and liabilities assumed and is amortized on a straight-line basis over an estimated useful life of 20 years. Other intangible assets consist primarily of patents, acquired technology, trade names and licenses. These assets are recorded at cost and amortized on a straight-line basis over periods ranging from 3 to 12 years. Goodwill and other intangible assets primarily resulted from the Company's acquisition of Tylan General, Inc. in January 1997.

  Long-Lived Assets

   On a periodic basis the value of property, plant and equipment and intangible assets is reviewed to determine if an impairment has taken place due to changed business conditions or technological obsolescence. When such events occur, the Company compares the carrying amount of the assets to undiscounted expected future cash flows. The amount of such impairment if any, is computed by comparing the discounted future cash

                             MYKROLIS CORPORATION

                (In thousands except share and per share data)

flows associated with the underlying intangible asset to the current net book value. If impairment exists, the net book value of the intangible asset is reduced accordingly .

  Income Taxes

   Historically, the Company's results of operations have been included in Millipore's consolidated income tax returns. Income tax expense (benefit) reported in the Company's consolidated and combined statements of operations has been calculated on a separate tax return basis. However, Millipore managed its tax position for the benefit of its entire portfolio of businesses and its tax strategies are not necessarily reflective of the tax strategies that the Company would have followed or will follow as a separate stand-alone company.

   The asset and liability approach is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The Company provides a valuation allowance against net deferred tax assets if, based on the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

  Revenue Recognition

   Net sales consist of revenue primarily from sales of products net of trade discounts and allowances. Revenue from sales of products is recognized when evidence of an arrangement exists, contractual obligations have been satisfied, title and risk of loss have been transferred to the customer and collection of the resulting receivable is reasonably assured. Revenue from services is recognized when the services are provided.

  Research and Development Costs

   Research and development costs are charged to expense as incurred.

  Other Income (Expense)

   Other income (expense) includes foreign currency transaction exchange gains and losses, income and losses on investments in 20%-50% owned entities accounted for under the equity method and royalty income from Nihon Millipore (see Note 12--Transactions with Millipore). On a periodic basis, the value of equity method and other investments is reviewed to determine if impairment has taken place.

  Earnings (Loss) Per Share

   Basic earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share (diluted EPS) reflect the potential dilutive effect, calculated using the treasury stock method, of additional common shares that are issuable upon exercise of outstanding stock options.

   The diluted share base for the year ended December 31, 2001 excluded the potential dilutive effect related to outstanding stock options, calculated using the treasury stock method, due to their anti-dilutive effect as a result of the Company's net loss.

                             MYKROLIS CORPORATION

                (In thousands except share and per share data)


   As discussed in Note 1, "Background and Basis of Presentation," the Company effected a stock split resulting in 32,500,000 common shares outstanding. Basic and diluted earnings (loss) per share for the years ended December 31, 2000 and 1999 have been computed by dividing the net income (loss) for each period by the 32,500,000 common shares outstanding subsequent to completion of the recapitalization.

  Concentration of Credit Risk

   Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

  Warranty Costs

   The Company provides for estimated warranty costs at the time of the product sale.

  Stock-Based Compensation

   The Company measures compensation expense for its stock-based employee compensation using the intrinsic value method and provides pro forma disclosures of net income (loss) and net earnings (loss) per share as if the fair value method had been applied in measuring compensation expense.

   Equity instruments issued to non-employees for goods or services are accounted for at fair value and are marked to market until service is complete or a performance commitment date is reached.

  Other Comprehensive Income (Loss)

   Comprehensive income (loss) includes net income (loss) and the change in accumulated other comprehensive income (loss). The Company's accumulated other comprehensive income (loss) shown on the consolidated and combined balance sheets consists of foreign currency translation adjustments which are not adjusted for income taxes since they relate to indefinite investments in non-U.S. operations.

3.  Restructuring Programs and Other Charges

  2001 Restructuring and Other Charges

   During the third quarter of 2001, the Company recorded a restructuring charge of $4,922 in response to the prolonged duration and severity of the current semiconductor industry downturn. The restructuring charge included $2,495 of employee severance costs, a $726 write-off of leasehold improvements and $1,701 of net exit costs on leased properties. Key initiatives of the restructuring included:

  . Reducing the Company's workforce in the U.S., Asia and Europe in order to resize the Company. This action was completed during the third quarter of 2001.

  . Discontinuation of the Company's plan to renovate leased office space in Bedford, Massachusetts and instead exit that facility. This action was completed during the third quarter of 2001.

   The restructuring initiatives resulted in the elimination of 153 positions worldwide. Notification to employees was completed in the third quarter of 2001, however a number of these employees will continue in their existing positions through the first quarter of 2002 with their related salary costs charged to operations as

                             MYKROLIS CORPORATION

                (In thousands except share and per share data)

incurred. During the year ended December 31, 2001, approximately $2,240 of the restructuring, consisting of $1,765 in severance and associated benefits for 145 employees and $475 related to leasehold and other costs, was utilized. At December 31, 2001, approximately $730 of employee severance costs remained accrued and the Company believes that such amounts will be substantially paid by the end of the first quarter of 2002. The leasehold and other exit costs at December 31, 2001 was approximately $1,952 and the Company believes that such amount will be substantially paid by the lease expiration date in fiscal year 2005.

   The following is a summary of the Q3 2001 restructuring for the year ended December 31, 2001:

                                                                Balance at
                               Restructuring   Cash   Non-cash December 31,
                                  Charges    Activity Activity     2001
                               ------------- -------- -------- ------------
     Employee severance costs.    $2,495      $1,765    $--       $  730
     Leasehold and other costs     2,427         475     --        1,952
                                  ------      ------    ---       ------
        Total.................    $4,922      $2,240     --       $2,682

   During the first quarter of 2001, the Company recorded restructuring and other charges of $12,556 in connection with the Company's separation from Millipore to improve the Company's manufacturing asset utilization and resize the Company's overall cost structure. The restructuring and other charges included $11,260 of employee severance costs, a $946 write-off of equipment and leasehold improvements and $350 of lease cancellation costs. Key initiatives of the restructuring program included:

  . Consolidating manufacturing operations to eliminate redundant manufacturing processes. The Company is in the process of relocating some of the operations of two of its manufacturing facilities in the U.S. and downsizing its manufacturing facility in England. The consolidation of the Company's manufacturing operations is expected to be completed in the first quarter of 2002.

  . Realigning the Company's European organizational structure to focus on the Company's operating business units, thereby consolidating the Company's sales and administrative activities into fewer locations that are closer to the Company's customer base. The Company completed this transition during 2001.

  . Reducing the Company's administrative and management infrastructure costs in Asia. These cost reductions are expected to result in lower overhead for administrative and management infrastructure in Asia and were achieved through reduced facility costs and administrative positions during 2001.

  . Reducing the Company's workforce in the U.S. in order to address changes in the demand for the Company's products due to the current semiconductor industry downturn. This action was completed during the second quarter of 2001.

   The first quarter restructuring initiatives resulted in the elimination of 205 positions worldwide. Notification to employees was completed in the first quarter of 2001, however a number of these employees will continue in their existing positions through the first quarter of 2002 with their related salary costs charged to operations as incurred. As of December 31, 2001, approximately $9,438 of the restructuring, consisting of $8,177 of severance and associated benefits for 140 employees and $1,261 of leasehold and other costs, was utilized. At December 31, 2001, approximately $3,118 of restructuring costs remained accrued and the Company believes that such amounts will be substantially paid by the end of the first quarter of 2002.

   The following is a summary of the Q1 2001 restructuring program and other charges for the year ended December 31, 2001:

                               Restructuring                    Balance at
                                 and Other     Cash   Non-cash December 31,
                                  Charges    Activity Activity     2001
                               ------------- -------- -------- ------------
     Employee severance costs.    $11,260     $5,029   $3,148     $3,083
     Leasehold and other costs      1,296         --    1,261         35
                                  -------     ------   ------     ------
        Total.................    $12,556     $5,029   $4,409     $3,118

  1998 Restructuring and Other Charges

   In the third quarter of 1998, Millipore recorded restructuring and other charges of $7,499 to consolidate certain manufacturing operations and discontinue non-strategic product lines consisting of semiconductor fab monitoring and control software and various filtration devices. The restructuring and other charges of $7,499 included $5,009 of employee severance costs for approximately 460 positions, $1,729 for the write-off of tangible assets and $761 of supply contract termination costs.

   During the third quarters of 2000 and 1999 , the Company reevaluated the accrual for the restructuring and reversed $320 and $1,221, respectively, of the remaining balance. The reversals reflected lower estimates for severance cost attributed to higher levels of attrition than originally anticipated and affected employees filling open positions at Millipore that resulted from improved business conditions.

   Following is a summary of the 1998 restructuring and other charges balance at December 31, 2001, 2000 and 1999:

                             Balance at  Reversal                Balance at
                            December 31,    of      Non- cash   December 31,
                                2000     Reserve    Activity        2001
                            ------------ -------- ------------- ------------
   Employee severance costs    $   --     $   --     $   --         $ --
   Other costs.............       174         --        174           --
                               ------     ------     ------         ----
      Total................    $  174     $   --     $   --         $ --
                               ======     ======     ======         ====

                             Balance at  Reversal                Balance at
                            December 31,    of        Cash      December 31,
                                1999     Reserve  Disbursements     2000
                            ------------ -------- ------------- ------------
   Employee severance costs    $  320     $  320     $   --         $ --
   Other costs.............       174         --         --          174
                               ------     ------     ------         ----
      Total................    $  494     $  320     $   --         $174
                               ======     ======     ======         ====

                             Balance at  Reversal                Balance at
                            December 31,    of        Cash      December 31,
                                1998     Reserve  Disbursements     1999
                            ------------ -------- ------------- ------------
   Employee severance costs    $2,354     $  887     $1,147         $320
   Other costs.............       761        334        253          174
                               ------     ------     ------         ----
      Total................    $3,115     $1,221     $1,400         $494
                               ======     ======     ======         ====

                             MYKROLIS CORPORATION

                (In thousands except share and per share data)


4. Basic and Diluted Earnings (Loss) per Share

   The following table sets forth the computation of basic and diluted earnings
(loss) per share for the year ended December 31, 2001, 2000 and 1999:

                                                            2001     2000    1999
                                                          --------  ------- -------
Numerator:
   Net income (loss)..................................... $(67,627) $37,371 $ 3,283
                                                          ========  ======= =======
Denominator:
   Basic and diluted weighted average shares outstanding.   35,262   32,500  32,500
Net income (loss) per share:
   Basic and diluted..................................... $  (1.92) $  1.15 $  0.10

5. Statement of Operations Information

                                                     Year Ended December 31,
                                                    ------------------------
                                                     2001     2000     1999
                                                    -------  -------  ------
  Included in costs and operating expenses
     Depreciation of property, plant and equipment. $10,049  $ 8,093  $9,279
                                                    =======  =======  ======
  Other expense
     Gain (loss) on foreign currency transactions..  (2,165)     923    (117)
     Loss on private equity investment.............      --   (2,990)     --
     Royalty income from Millipore Corporation.....     605       --      --
     Interest income and other.....................     919       --      --
     Income (loss) from equity method investments..    (455)     672      34
                                                    -------  -------  ------
     Other expense, net............................ $(1,096) $(1,395) $  (83)
                                                    =======  =======  ======

   The loss on investment relates to the write-off of a cost method investment in a privately held company.

6.  Balance Sheet Information

                                                      December 31,
                                                   ------------------
                                                     2001      2000
                                                   --------  --------
         Inventories
            Raw materials......................... $ 39,294  $ 31,128
            Work in process.......................    7,345    12,194
            Finished goods........................   13,797    19,318
                                                   --------  --------
                                                   $ 60,436  $ 62,640
                                                   ========  ========
         Property, plant and equipment
            Land.................................. $  1,712  $  1,975
            Leasehold improvements................   26,964    27,026
            Buildings and improvements............   26,251    26,167
            Production and other equipment........   50,605    59,062
            Construction in progress..............    7,960     5,778
            Less: accumulated depreciation........  (44,392)  (46,224)
                                                   --------  --------
                                                   $ 69,100  $ 73,784
                                                   ========  ========
         Accrued expenses
            Accrued employee payroll and benefits. $ 11,709  $  7,974
            Accrued warranty......................    1,308     1,456
            Other accrued expenses................    5,867     7,667
                                                   --------  --------
                                                   $ 18,884  $ 17,097
                                                   ========  ========

                             MYKROLIS CORPORATION

                (In thousands except share and per share data)


7.  Income Taxes

   The Company's income tax expense (benefit) is summarized as follows for the year ended December 31:

                                                          2001     2000     1999
                                                        --------  -------  ------
Domestic and foreign income (loss) before income taxes:
   Domestic............................................ $(43,461) $40,845  $3,002
   Foreign.............................................    1,979   19,431   2,966
                                                        --------  -------  ------
                                                        $(41,482) $60,276  $5,968
                                                        ========  =======  ======
Domestic and foreign income tax expense (benefit):
   Domestic............................................ $ 17,388  $11,429  $1,153
   Foreign.............................................   10,169    9,586   1,382
   State...............................................   (1,412)   1,890     150
                                                        --------  -------  ------
                                                        $ 26,145  $22,905  $2,685
                                                        ========  =======  ======
Current and deferred income tax expense (benefit):
   Current............................................. $    631  $25,135  $ (310)
   Deferred............................................   25,514   (2,230)  2,995
                                                        --------  -------  ------
                                                        $ 26,145  $22,905  $2,685
                                                        ========  =======  ======

   A summary of the differences between the Company's consolidated and combined effective tax rate and the United States statutory federal income tax rate is as follows:

                                                        2001    2000  1999
                                                        -----   ----  -----
    U.S. statutory income tax rate.....................  35.0%  35.0%  35.0%
    State income tax, net of federal income tax benefit   2.2    2.0    1.6
    Foreign sales corporation income not taxed.........   (--)  (1.3) (15.5)
    Impact of foreign operations....................... (22.7)    --     --
    Nondeductible goodwill amortization................  (6.9)   2.3   23.9
    Valuation allowance................................ (70.6)    --     --
                                                        -----   ----  -----
    Effective tax rate................................. (63.0)% 38.0%  45.0%
                                                        =====   ====  =====

   Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                         2001     2000
                                                       --------  -------
       Intercompany and inventory related transactions $  5,644  $ 6,608
       Pensions.......................................    3,625    4,864
       Postretirement benefits other than pensions....      525      389
       Bad debts......................................      189      214
       Restructuring..................................    2,083       --
       Net operating loss.............................    3,242       --
       Tax credits on unremitted earnings.............   18,070   18,026
       Depreciation...................................   (1,370)    (582)
       Other, net.....................................    3,075    1,732
                                                       --------  -------
                                                         35,083   31,251
       Less: valuation allowance......................  (29,287)      --
                                                       --------  -------
       Net deferred tax asset......................... $  5,796  $31,251

                             MYKROLIS CORPORATION

                (In thousands except share and per share data)


   At December 31, 2001, the Company has foreign tax credit carryforwards of approximately $202 that expire in the year 2006. Net operating loss carryforwards (net of assumed carryback on a separate return basis) of $8,622 expire in the year 2021. The $9,000 income tax receivable relates to the net operating loss carryback determined on a separate return basis. In accordance with the tax sharing agreement, Millipore does not intend to allow the Company to carryback the net operating loss, therefore the receivable and benefit will be adjusted at Distribution.

   The valuation allowance is primarily recorded against foreign tax credits on unremitted earnings of our foreign subsidiaries of $18,070 and other U.S. deferred tax assets of $11,217. SFAS 109, "Accounting for Income Tax," requires that the Company establish a valuation allowance when, based on an evaluation of objective verifiable evidence, the Company believes there is a likelihood that some portion or all of the deferred tax assets will not be realized. During 2001, the Company recorded a valuation allowance for these tax assets based on management's assessments of historical pre-tax income and of the significant deterioration in projected pre-tax income for early future periods given the uncertainty surrounding the prolonged cyclical downturn in the semiconductor industry.

8.  Stock Plans

  Non-Employee Director Stock Option Plan

   During 2001, the Company adopted the 2001 Non-Employee Director Stock Option Plan (the "Directors Plan"). The Directors Plan allows for the issuance of 250,000 shares of common stock. Under the Directors Plan, each Non-Employee Director who was in office prior to the initial public offering of the Company's common stock, was automatically granted options to purchase 10,000 shares of common stock, unless such Non-Employee Director had previously received such a grant prior to the date of the initial public offering. Each newly elected eligible director is granted options to purchase 10,000 shares of common stock on the date of his or her first election. Following the initial grant, each director is automatically awarded options to purchase 5,000 shares of common stock for each subsequent year of service as a director. The exercise price of the stock options may not be less than the fair market value of the stock at the date of grant. At December 31, 2001, 50,000 options were outstanding.

  Employees' Stock Purchase Plan

   During 2001, the Company adopted the 2001 Employee Stock Purchase Plan ("ESPP"). The maximum number of shares which may be issued under the ESPP is 1,000,000 shares of authorized but unissued common stock. The ESPP allows eligible employees to purchase the stock at 85% of the lesser of the fair market value of the common stock on the Offering Date of such Offering Period, or the fair market value of the shares on the Purchase Date applicable to the shares being purchased during such Offering Period. Offering Periods consist of twenty-four month periods, commencing on April 1 and October 1 of each year and ending on the second March 31 and September 30, respectively, occurring thereafter. The first day of an Offering Period is the Offering Date. Each Offering Period consists of four consecutive Purchase Periods of six month durations. The last day of each Purchase Period is the Purchase Date for such Purchase Period.

   The ESPP also contains an initial transitional offering (the "Initial Plan Offering") commencing November 1, 2001 and concluding on the later of March 31, 2002 or the third business day following the date of the distribution of the common stock of the Company by Millipore Corporation to its shareholders in accordance with the Master Separation and Distribution Agreement. The Offering Date for the Initial Plan Offering is the first day of the Initial Offering Period and the single Purchase Date for the Initial Plan Offering is the last day of the Initial Offering Period. All eligible employees are entitled to participate, and can purchase the stock at 85%

                             MYKROLIS CORPORATION

                (In thousands except share and per share data)

of the lesser of the fair market value of the shares on the Offering Date of the Initial Plan Offering or the fair market value of the shares on the Purchase Date of the Initial Plan Offering.

   Each employee may purchase up to 10% (up to a maximum of $25,000) of eligible compensation. No shares were issued under the ESPP as of December 31, 2001.

   Prior to the Separation, employees of the Company were eligible to participate in the Millipore Employees' Stock Purchase Plan ("Millipore ESPP"). The Millipore ESPP allowed eligible employees to purchase Millipore stock at 85% of the lesser of the fair market value of the common stock on June 1, the beginning of the plan year, or the closing price at the end of each subsequent quarter. Each employee could purchase up to 10% (up to a maximum of $25,000) of eligible compensation.

  Shareholder Rights Plan

   The Board of Directors of the Company adopted a shareholder rights plan (the "Rights Plan") pursuant to which the Company declared a dividend on November 29, 2001 to its shareholders of record on December 31, 2001 of the right to purchase (a "Right") one additional share of the Company's common stock for each share of common stock owned, at a price of $130.00 for each share. The Rights Plan is designed to protect shareholders from attempts by others to acquire the Company on terms or by using tactics that could deny all shareholders the opportunity to realize the full value of their investment. The Rights are attached to the shares of our common stock until certain triggering events occur. The Rights authorize the holders to purchase shares of our common stock at a 50% discount from market value upon the occurrence of specified triggering events, including, unless approved by the board of directors, an acquisition by a person or group of specified levels of beneficial ownership of the Company's common stock or a tender offer for the Company's common stock. The common stock purchase rights are redeemable by us for $.01 and will expire in March of 2011. One of the events which will trigger the common stock purchase rights is the acquisition, or commencement of a tender offer, by a person (an Acquiring Person, as defined in the shareholder rights plan), other than the Company or any subsidiaries of the Company or employee benefit plans, of 15% or more of the outstanding shares of our common stock. An acquiring person may not exercise a common stock purchase right. Until the Distribution of our shares, Millipore is excluded from the definition of acquiring person.

  Equity Incentive Plan

   During 2001, the Company adopted the 2001 Equity Incentive Plan (the "2001 Plan"). The 2001 Plan provides for the issuance of stock-based and other incentive awards to selected employees, directors, and other persons (including both individuals and entities) who provide services to the Company or its Affiliates. The Board of Directors determines the term of each option, option price, number of shares for which each option is granted, whether restrictions will be imposed on the shares subject to options, and the rate at which each option is exercisable. The exercise price for incentive stock options may not be less than the fair market value per share of the underlying common stock on the date granted (110% of fair market value in the case of holders of more than 10% of the voting stock of the Company). The 2001 plan allows for the issuance of 6,000,000 shares of common stock. At December 31, 2001, 1,913,089 shares were available for issuance under the 2001 Plan.

   Prior to the Separation date and in prior years, certain employees of the Company were granted stock options and restricted stock under Millipore's stock-based compensation plan. The Millipore 1999 Stock Incentive Plan (the "Millipore Plan") provided for the issuance of stock options and restricted stock to key employees as incentive compensation. The exercise price of a stock option was equal to the fair market value of

                             MYKROLIS CORPORATION

                (In thousands except share and per share data)

Millipore's common stock on the date the option was granted and its term was generally ten years and vested over four years. Unvested stock options outstanding under the Millipore Plan will be converted to stock options of the Company at the Distribution. The conversion of Millipore stock options into the Company's stock options will be done in such a manner that (1) the aggregate intrinsic value of the options immediately before and after the exchange are the same, (2) the ratio of the exercise price per option to the market value per option is not reduced, and (3) the vesting provisions and option period of the replacement Company options are the same as the original vesting terms and option period of the Millipore options. As of December 31, 2001, the Company's employees held 500,836 unvested Millipore stock options including those options held by certain Millipore corporate management employees who became employees of the Company on the Separation date.

   The Millipore Plan also provided that the restricted stock, which is awarded to key members of senior management at no cost to them, cannot be sold, assigned, transferred or pledged during a restriction period which is normally four years but in some cases may be less. In most instances, shares are subject to forfeiture should employment terminate during the restriction period. The restricted stock is recorded at its fair market value on the award date and the related deferred compensation is amortized to selling, general and administrative expenses over the restriction period. The allocated portion of compensation expense attributable to the Company's employees was $595 in 2001, $1,177 in 2000, and $571 in 1999. At December 31, 2001 and 2000, the Company's
employees held 26,182 and 55,500 shares of restricted stock; respectively and the related total deferred compensation included in the consolidated and combined statements of shareholders' equity and total comprehensive income
(loss) was $139 and $730, respectively. All of the restricted shares of Millipore held by the Company's employees vested on February 11, 2002. This modification will result in an additional compensation charge in the first quarter of 2002. (see Note 15--Subsequent Events).

   The Company's stock option activity under the 2001 Plan is presented as follows:

                                                   2001
                                      -------------------------------
                                                             Weighted
                                                             Average
                                                             Exercise
                                       Shares   Option Price  Price
                                      --------- ------------ --------
           Outstanding at January 1..        --           --      --
              Granted................ 4,286,441 $9.10-$15.00  $13.04
              Exercised..............        --           --      --
              Canceled...............   199,530 $9.10-$15.00  $14.82
                                      --------- ------------  ------
           Outstanding at December 31 4,086,911 $9.10-$15.00  $12.95
                                      ---------
           Exercisable at December 31        --           --      --

   Weighted average grant date fair value $8.52.

                             MYKROLIS CORPORATION

                (In thousands except share and per share data)


   The following table summarizes information about stock options at December 31, 2001:

                    Options Outstanding               Options Exercisable
      ----------------------------------------------- --------------------
                                 Weighted    Weighted             Weighted
                                  Average    Average              Average
                                 Remaining   Exercise             Exercise
      Option Price Outstanding Life in Years  Price   Exercisable  Price
      ------------ ----------- ------------- -------- ----------- --------
         $9.10        343,876        3.1      $ 9.10       --      $ 9.10
         $11.60     1,867,435        6.3      $11.60       --      $11.60
         $15.00     1,875,600        6.4      $15.00       --      $15.00
                    ---------      -----                 ----
      $9.10-$15.00  4,086,911                              --

  Accounting for Stock-Based Compensation

   The Company applies the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for stock options granted to employees. Pro forma net earnings information as required by SFAS No. 123, "Accounting for Stock-Based Compensation," has been determined as if the Company had accounted for employee stock options granted to the Company employees under SFAS No. 123's fair value method. As described above, prior to the Separation date, certain employees of the Company were granted stock options under Millipore's stock-based compensation plan. During 2001, the Company adopted its own plan, which provides for the issuance of stock-based awards to employees, directors, and other persons who provide services to the Company or its affiliates. The fair value of options granted under both the Company's and Millipore's stock-based plan were estimated at grant date using a Black-Scholes option pricing model with the following weighted-average assumptions: expected life ranging from three to five years in 2001 and of five years in 2000 and 1999; dividend rate of $0, $0.44, and $0.44 in 2001, 2000, and 1999, respectively; risk-free interest rates of 4.3%, 5.3%, and 6.2% in 2001, 2000, and 1999, respectively; and volatility of 80% in 2001, 45% in 2000, and 35% in 1999.

   The pro-forma expense amounts assume that the fair value assigned to the option grants was amortized over the vesting period of the options, which ranges from one to four years for the Company's plan and four years for the Millipore plan, while the fair value assigned to grants under the stock purchase plan is recognized in full at the date of grant. The pro forma effect on reported net income (loss) and earnings (loss) per share of recognizing compensation expense in accordance with SFAS No. 123 would have been as follows.

                     December 31,             2001     2000    1999
                     ------------           --------  ------- ------
            Net income (loss) as reported.. $(67,627) $37,371 $3,283
            Pro-forma net income (loss)....  (70,448)  35,784  2,245

            Basic and diluted pro-forma EPS $  (2.00) $  1.10 $ 0.07


9.  Employee Retirement Plans

   At the Distribution date, the Company will assume responsibility for certain of the pension benefits and the other post-retirement benefits for employees whose last work assignment prior to the Distribution was with the Company. These employees are collectively referred to as "Mykrolis Employees." The pension liabilities that are assumed by the Company and the liabilities related to the other post-retirement benefits as well as the related expenses have been reflected in the consolidated and combined financial statements for all years presented.

   Prior to the Separation, the U.S. employees of the Company participated in Millipore's non-contributory defined benefit pension plan, which covered substantially all U.S. employees. The Mykrolis Employees

                             MYKROLIS CORPORATION

                (In thousands except share and per share data)

maintained their vested and unvested rights in the Millipore pension plans after the Separation date. However, the liabilities related to these rights were not assumed by the Company and therefore are not reflected in the consolidated and combined balance sheets of the Company. Millipore allocated to the Company net periodic pension costs related to Mykrolis employees that participated in this plan. No contribution was required for 2001, 2000, or 1999, as the plan was adequately funded.

  Savings and Investment Plan and Participation Plan

   The majority of the Company's U.S. employees are covered under the Mykrolis Corporation Savings and Investment Plan (the "Savings and Investment Plan"), that was adopted by the Company in March 2001. The Savings and Investment Plan allows employees to make certain tax-deferred voluntary contributions upon hire date. Mykrolis matches 50% of participant contributions, up to a maximum of 6% of the participant's compensation. Millipore had a similar plan prior to the Separation date where Millipore matched 25% of certain tax-deferred voluntary contributions after one year of service. The Savings and Investment Plan also has a profit sharing component whereby Mykrolis can make a discretionary contribution based on the Company's performance.

   Prior to April 1, 2001, all U.S. employees of the Company are covered under the Millipore Corporation Participation Plan (the "Participation Plan"), which is a defined contribution plan. Contributions to the Millipore Participation Plan are allocated among the U.S. employees of the Company who have completed at least two years of continuous service on the basis of the compensation they received during the year for which the contribution is made.

   The total combined expenses under the Savings and Investment Plan and Participation Plan was $2,198 in 2001, $2,972 in 2000 and $2,395 in 1999.

  Supplemental Savings and Retirement Plan

   Mykrolis offers a Supplemental Savings and Retirement Plan (the "Supplemental Plan") to certain senior executives that allows certain salary deferral benefits that would otherwise be lost by reason of restrictions imposed by the Internal Revenue Code limiting the amount of compensation which may be deferred under tax-qualified plans. The liabilities related to these rights were assumed by the Company at the Separation, and are therefore reflected in the consolidated and combined balance sheets. During 2001, the Company's expense was $48. Millipore had a similar plan prior to the Separation, of which the Company's expense was $190 and $568 in 2000 and 1999, respectively.

  Japan Retirement and U.S. Post-Retirement Benefit Plans

   Substantially all the Company's U.S. employees are covered under several unfunded defined benefit post-retirement benefit plans, which are sponsored by Millipore. The plans provide medical and life insurance benefits and are, depending on the plan, either contributory or non-contributory. The employees of the Company's subsidiary in Japan ("Nihon Mykrolis") are covered in a defined benefit pension plan.

                             MYKROLIS CORPORATION

                (In thousands except share and per share data)


   The tables below set forth the estimated net periodic cost and funded status of the Nihon Mykrolis Pension Plan and the U.S. Post-Retirement Benefit Plan.

                                                    Nihon Mykrolis   U.S. Post Retirement
                                                     Pension Plan          Benefits
                                                   ----------------  -------------------
                                                    2001     2000      2001        2000
                                                   -------  -------   -------    -------
Change in benefit obligation:
   Benefit obligation at beginning of year........ $11,747  $11,131  $ 1,444     $ 1,110
   Service cost...................................     854    1,008       95         149
   Interest cost..................................     268      318       63          89
   Amendments/Curtailment gain....................      --       --     (175)         --
   Actuarial loss (gain)..........................  (1,813)   2,178     (396)         96
   Foreign exchange impact........................  (1,439)  (1,284)     N/A         N/A
   Benefits paid..................................    (839)  (1,604)      --          --
                                                   -------  -------   -------    -------
   Benefit obligation at end of year.............. $ 8,778  $11,747  $ 1,031     $ 1,444
                                                   =======  =======   =======    =======
Change in plan assets:
   Fair value of plan assets at beginning of year. $ 2,511  $ 2,372      N/A         N/A
   Actual return on plan assets...................    (448)     254      N/A         N/A
   Company contributions..........................     186      159      N/A         N/A
   Foreign exchange impact........................    (313)    (274)     N/A         N/A
                                                   =======  =======   =======    =======
Fair value of plan assets at end of year.......... $ 1,936  $ 2,511      N/A         N/A
                                                   -------  -------   -------    -------
Funded status..................................... $(6,842) $(9,236) $(1,031)    $(1,444)
Unrecognized net loss (gain)......................   2,334    3,527     (382)        (14)
                                                   -------  -------   -------    -------
Accrued benefit cost.............................. $(4,508) $(5,709) $(1,413)    $(1,458)
                                                   =======  =======   =======    =======

                                                 Nihon Mykrolis   U.S. Post Retirement
                                                  Pension Plan          Benefits
                                                ----------------  -------------------
                                                2001  2000  1999  2001     2000  1999
                                                ----  ----  ----  ----     ----  ----
Weighted average assumptions as of December 31:
   Discount rate............................... 2.50% 3.00% 3.00% 7.00%    7.50% 8.00%
   Expected return on plan assets.............. 1.50% 1.50% 1.50%  N/A      N/A   N/A
   Rate of compensation increase............... 3.00% 3.00% 3.00%  N/A      N/A   N/A

   For postretirement healthcare, a 10.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal year 2002. The rate was assumed to decline gradually to 5.0% by 2009, and remain at that level thereafter.

                                                                     U.S. Post Retirement
                                         Nihon Mykrolis Pension Plan       Benefits
                                         --------------------------  -------------------
                                           2001       2000    1999    2001    2000  1999
                                          ------     ------  ------  -----    ----  ----
Components of net periodic benefit cost:
   Service cost......................... $  854      $1,008  $  978  $  95    $149  $142
   Interest cost........................    267         317     296     64      88    58
   Expected return on plan assets.......    (36)        (34)    (30)   N/A     N/A   N/A
   Amortization of unrecognized gain....     --          --      --    (28)    (17)  (16)
   Recognized actuarial loss............    113          55     117     --      --    --
                                          ------     ------  ------  -----    ----  ----
   Net periodic benefit cost............  1,198       1,346   1,361    131     220   184
   Curtailment cost.....................     --          --      --   (175)     --    --
                                          ------     ------  ------  -----    ----  ----
   Total benefit cost (income).......... $1,198      $1,346  $1,361  $ (44)   $220  $184
                                          ======     ======  ======  =====    ====  ====

                             MYKROLIS CORPORATION

                (In thousands except share and per share data)


   Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects.

                                                            1% Point 1% Point
                                                            Increase Decrease
                                                            -------- --------
   Effect on total of services and interest cost components   $ 32    $ (26)
   Effect on postretirement benefit obligations............    205     (175)

10.  Business Segment Information

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

  Geographical Information:

   The Company attributes net sales and long-lived assets to different geographic areas on the basis of the location of the customer. Net sales for each of the years ended December 31, 2001, 2000 and 1999 along with long-lived asset information as of December 31, 2001 and 2000 by geographic area in U.S. dollars is presented as follows:

                                          Net Sales
                                  --------------------------
                                   Year Ended December 31,
                                  --------------------------
                                    2001     2000     1999
                                  -------- -------- --------
                    United States $ 70,393 $138,055 $ 80,026
                    Japan........   78,562  133,348   74,897
                    Asia.........   39,494   51,684   26,061
                    Europe.......   26,825   32,453   25,361
                                  -------- -------- --------
                       Total..... $215,274 $355,540 $206,345
                                  ======== ======== ========

                                      Long-Lived Assets
                                      -----------------
                                        2001     2000
                                      -------  --------
                        United States $72,730  $ 79,557
                        Japan........  16,662    26,044
                        Asia.........     865     1,365
                        Europe.......     585       562
                                      -------  --------
                           Total..... $90,842  $107,528
                                      =======  ========

                             MYKROLIS CORPORATION

                (In thousands except share and per share data)


11.  Significant Customers and Concentration of Risk

   Historically, the Company has relied on a limited number of customers for a substantial portion of its net sales. During the fiscal years ended December 31, 2001, 2000 and 1999 revenues from one customer represented 14%, 18% and 13%, respectively of total net sales. Accounts receivable for this customer was approximately $2.7 million and $10.3 million at December 31, 2001 and 2000, respectively. There were no other customers that accounted for more than 10% of revenues or accounts receivable during any of these periods.

12.  Related Party Transactions

Transactions with Millipore

   For purposes of governing certain of the ongoing relationships between the Company and Millipore at and after the Separation and to provide for an orderly transition, the Company and Millipore entered into various agreements at the Separation date. A brief description of each of the agreements follows.

  Master Separation and Distribution Agreement

   The separation agreement contains the key provisions relating to the Separation, the Company's initial funding, initial public offering and the Distribution. The agreement lists the documents and items that the parties delivered in order to accomplish the transfer of assets and liabilities from Millipore to the Company, effective on the Separation date. The agreement also contains conditions that must occur prior to the Offering and the Distribution. The parties also entered into ongoing covenants that survive the transactions, including covenants to establish interim service level agreements, exchange information, notify each other of changes in their accounting principles and resolve disputes in particular ways.

  General Assignment and Assumption Agreement

   The General Assignment and Assumption Agreement identifies the assets that Millipore transferred to the Company and the liabilities that the Company assumed from Millipore in the Separation. In general, the assets transferred and the liabilities assumed are those that appear on the combined balance sheet, after adjustment for certain assets and liabilities that were retained by Millipore and for activity that occurs between the balance sheet date and the Separation.

  Separation Revolving Credit Agreement and Separation Note

   The Separation Revolving Credit Agreement (the "Credit Agreement") provided for Millipore to lend the Company funds between the Separation date and the date of the IPO in order to fund the Company's working capital needs and to settle any amounts payable by the Company related to the retention by Millipore of specified assets and liabilities of the Company and the retention by the Company of specified Millipore assets and liabilities that could not be transferred at the Separation due to restrictions imposed by foreign laws or because such transfer was not practical. The net outstanding balance of $27,512 was paid to Millipore pursuant to the terms of this Credit Agreement from proceeds generated from the IPO and cash generated from operations between the Separation date and the IPO date. There was no interest expense associated with the Credit Agreement.

   The Separation Note provided for a payment by the Company to Millipore out of the proceeds from the IPO. Millipore contributed its microelectronics business to the Company in exchange for shares of the Company's common stock plus the Separation Note. The amount of the Separation Note was determined by agreement

                             MYKROLIS CORPORATION

                (In thousands except share and per share data)

between Millipore and the Company to ensure that all net proceeds of the IPO in excess of $75,000 would be payable to Millipore. The principal balance of the Separation Note was calculated by deducting from the net IPO proceeds (i) the outstanding balance under the Credit Agreement as described above, and (ii) the $75,000 retained by the Company for general corporate purposes from the IPO proceeds. As a result, $19,095 was paid to Millipore as payment of the Separation Note. There was no interest expense associated with this note.

  Master Transitional Services Agreement

   The Master Transitional Services Agreement governs the terms and conditions upon which interim transitional services will be provided to each of the Company and Millipore. The nature of the services include facilities, engineering, information technology, equipment usage, financial accounting, distribution and warehousing and human resources administration. The Company and Millipore will also provide each other additional services as the Company and Millipore may identify from time to time after the Separation. Specific charges for such services are generally intended to allow the Company providing the service to recover direct costs plus expenses, without profit.

  Membrane Manufacture and Supply Agreement

   The Membrane Manufacture and Supply Agreement enables the Company to manufacture certain membranes in the same production areas and with the same processes as were available to the Company prior to the Separation for both its own use and sale. Under the agreement, Millipore leases this space and manufacturing equipment to the Company for five years. This agreement also provides for the supply of certain membranes manufactured by either the Company or Millipore to the other party at costs appropriate to that of a third party contract manufacturer.

  Product Distribution Agreement

   The Company and Millipore have historically sold products of the other company within their respective fields of use. The Product Distribution Agreement allows each company to purchase products from the other company at prices representing discounts off published list prices.

  Research Agreement

   The Research Agreement defines specific research projects that Millipore will perform for the Company on a contract basis and the process for conducting such research.

  Employee Matters Agreement

   The Employee Matters Agreement outlines how Millipore and the Company allocate responsibility for and liability related to the employment of those employees of Millipore who became the Company's employees. The agreement also contains provisions describing the Company's benefit and equity plans. On or before the Distribution, the Company expects to establish employee benefit plans comparable to those of Millipore for its active, inactive and former employees. However, in certain cases, certain of its employees will continue to participate in the Millipore benefit plans. The transfer to the Company of employees at certain of Millipore's international operations, and of certain pension and employee benefit plans, may not take place until the Company receives consents or approvals or has satisfied other applicable requirements.

                             MYKROLIS CORPORATION

                (In thousands except share and per share data)


  Contract Manufacturing Agreements

   The Millipore Contract Manufacturing Agreement provides for Millipore to manufacture certain products for resale by the Company at prices subject to annual increases equal to actual increases in Millipore's cost to manufacture these products. There are no minimum or maximum purchase requirements, subject to binding three-month forecasts that may increase or decrease by 25% without penalty. The Company may not resell these products into Millipore's biopharmaceutical business. This agreement has a term of five years, unless terminated by the Company on sixty days prior written notice. The Company has also agreed to manufacture parts for Millipore for use in Millipore's products on substantially similar terms pursuant to the Mykrolis Contract Manufacturing Agreement.

  Plan of Reorganization of Operations Outside of the U.S.

   This plan sets forth the steps and actions to be taken in order to separate the Company's business conducted outside of the U.S. from the bioscience businesses conducted outside the U.S. and being retained by Millipore. It details the legal entity structure for the Company and the actions being taken to transfer employees, assets and operations to these legal entities in compliance with local laws and regulations.

  Tax Sharing Agreement

   The Company and Millipore entered into a Tax Sharing Agreement, which will govern the Company's and Millipore's respective rights, responsibilities and obligations after the Distribution with respect to taxes for the periods ending on or before the Distribution. In addition, the Tax Sharing Agreement provides a basis to allocate any liability for taxes that are incurred as a result of the restructuring activities undertaken to implement the Separation. If the Distribution fails to qualify as a tax-free distribution under Section 355 of the Internal Revenue Code because of the acquisition of the Company's stock or assets, or some other actions of the Company, then the Company will be solely liable for any resulting corporate taxes. Generally, Millipore indemnifies the Company for any tax liability resulting from adjustments due to an amended return, claim for refund or a tax audit, relating to Millipore or any domestic subsidiary for periods prior to Separation. However, the Company is responsible for tax liabilities of Millipore foreign subsidiaries that were transferred to the Company in the Separation for periods prior to the Separation.

  Intellectual Property Agreements

   Under the intellectual property agreements, Millipore transferred to the Company its rights in specified patents, specified trademarks and other intellectual property related to the Company's current business and research and development efforts. Millipore and the Company will each license the other under selected patents and other intellectual property the right to use those patents and other intellectual property in their respective businesses, subject to field of use restrictions. Millipore and the Company each have an option, exercisable within the first five years of the agreements, to be licensed under specified patents of the other issued on patent applications with effective filing dates before the Separation date, subject to field of use restrictions and the payment of a royalty. The Company was also assigned know-how that is used in the manufacture of its products as of the Separation date. The agreements include certain rights to sublicense for both parties. The Company is licensed to use the Millipore trademark for up to three years with certain field of use limitations.

  Royalty Agreement

   During 2001, Mykrolis entered into a royalty agreement with Nihon Millipore, which provides Nihon Millipore the right to use certain intellectual property that was developed by Mykrolis in connection with the

                             MYKROLIS CORPORATION

                (In thousands except share and per share data)

bioscience business. As a result of this agreement, $605 in royalty income from Millipore was recognized and recorded in other expense, net for the year ended December 31, 2001.

  Income and expenses

   For the years ended December 31, 2001, 2000 and 1999 the Company purchased products from Millipore for inclusion in its products sold to third parties totaling $2,955, $3,949, $4,024, respectively. Products sold to Millipore totaled $1,593 for the year ended December 31, 2001 and were not material for the years ended December 31, 2000 and 1999.

   For the nine months from the Separation on April 1, 2001 through December 31, 2001, services purchased under the transition service agreements between Millipore and the Company are as follows.

                                                    Nine months
                                                       ended
                                                    December 31,
                          Purchased costs               2001
                          ---------------           ------------
                Cost of sales......................    $3,279
                Selling, general and administrative     3,675
                Research and development...........     1,082
                                                       ------
                   Total...........................    $8,036

   For the nine months from the Separation on April 1, 2001 through December 31, 2001, services provided to Millipore related to manufacturing, distribution, research and development and management are as follows.

                                                 Nine months ended
                                                   December 31,
                       Costs provided                  2001
                       --------------            -----------------
             Cost of sales......................      $1,186
             Selling, general and administrative         222
             Research and development...........         269
                                                      ------
                Total...........................      $1,677

   In addition, prior to the Separation on March 31, 2001, the Company's combined financial statements include costs and expenses allocated from Millipore for centralized research and development, legal, accounting, employee benefits, officers' salaries, facilities, insurance, information technology services, distribution, treasury and other Millipore corporate and infrastructure costs. These allocations were determined on bases that Millipore and the Company considered to be a reasonable assessment of the utilization of services provided or the benefit received by the Company. The allocation methods included relative sales, headcount, square footage and specific identification. Allocated costs included in the accompanying consolidated and combined statements of operations are presented below.

                                              Year Ended December 31,
                                              -----------------------
                    Allocated costs            2001    2000    1999
                    ---------------           ------- ------- -------
          Cost of sales...................... $ 2,233 $ 5,951 $ 5,726
          Selling, general and administrative   7,350  33,798  24,363
          Research and development...........     679   2,346   2,592
                                              ------- ------- -------
             Total........................... $10,262 $42,095 $32,681

                             MYKROLIS CORPORATION

                (In thousands except share and per share data)


  Net Transfers To/From Millipore Corporation

   As described in Note 1, prior to the Separation on March 31, 2001, changes in Millipore's net investment included, net earnings (losses) of the Company and net transfers (to)/from Millipore. Components of the net transfers are as follows:

                                                          Year ended December 31,
                                                      ------------------------------
     Net Transfers To/From Millipore Corporation        2001      2000       1999
     -------------------------------------------      --------  ---------  ---------
Cash transfers to Millipore.......................... $(99,782) $(324,632) $(178,493)
Cash transfers from Millipore........................   88,379    304,391    151,444
Costs allocated from Millipore.......................   10,262     42,095     32,681
                                                      --------  ---------  ---------
Net transfers (to)/from Millipore prior to Separation $ (1,141) $  21,854  $   5,632
Net transfers from Millipore after Separation........    1,850         --         --
                                                      --------  ---------  ---------
Total transfers from Millipore....................... $    709  $  21,854  $   5,632

   Cash transfers to Millipore relate primarily to cash collected on accounts receivable that are transferred to the Millipore centralized cash management account prior to March 31, 2001. In addition, cash transfers from Millipore relate to direct operating costs, capital expenditures and income taxes paid by Millipore on the Company's behalf. Allocated costs represent the Company's share of allocated costs incurred and paid by Millipore prior to March 31, 2001.

  Average Shareholder's Net Investment/Equity

   The annual average of Millipore's net investment in the Company was $223,566 and $189,090 for the years ended December 31, 2000 and 1999 respectively.

  Officer Loan

   In 1999, Millipore made a loan to an executive officer of the Company, which was collateralized by real estate held by the executive. During 2001, the loan was fully paid. The loan receivable of $450 is included in other assets in the consolidated and combined balance sheet at December 31, 2000.

13.  Commitments and Contingencies

  Leases

   The Company's operating lease agreements cover sales offices, manufacturing and warehouse space. These leases have expiration dates through 2008. Certain land and building leases contain renewal options for periods ranging from one to ten years and purchase options at fair market value. Under the lease terms relating to the Company's Bedford, Massachusetts facility, the Company has an option to purchase the facility at fair market value between June 2005 and November 2005, the expiration date of the lease, and the lessor has the option to sell the facility to the Company at 90% of the then current fair market value prior to November 2005. Rental expense was $7,425 in 2001, $6,775 in 2000 and $7,469 in 1999. The 2001 rental expense includes $2,876 of transitional service agreement costs associated with the sharing of space owned by Millipore. The Company anticipates relocating certain of our operations from the Millipore owned facilities during the first half of 2002. At December 31, 2001, future minimum rents payable under noncancelable leases with initial terms exceeding one year were as follows:

                             MYKROLIS CORPORATION

                (In thousands except share and per share data)


                                2002..... $3,905
                                2003.....  3,365
                                2004.....  3,162
                                2005.....  3,157
                                2006.....  2,452
                                2007-2008  1,764

  Legal Proceedings

   In July 2000, Kurabo Industries Ltd. sued the Company in the Osaka District Court, Osaka, Japan. This suit alleges that certain filter cartridges manufactured in Japan by a subsidiary of the Company, Nihon Mykrolis KK ("NMKK") infringes a Japanese patent held by the plaintiff. The suit seeks $11,000 in damages and an injunction against the future use of these filter cartridges. NMKK has responded to this suit by denying any infringement. The Company does not expect this suit to have a material adverse impact on its financial position or results of operations.

   The Company is also subject to a number of other claims and legal proceedings which, in the opinion of the Company's management, are incidental to the Company's normal business operations. In the opinion of the Company, although final settlement of these suits and claims may impact the Company's financial statements in a particular period, they will not, in the aggregate, have a material adverse effect on the Company's financial position, results of operations or cash flows.

14.  Recent Accounting Pronouncements

   SFAS 141 and SFAS 142- In July 2001, the Financial Accounting Standards Board (FASB) issued Statements Nos. 141 and 142 (SFAS 141 and SFAS 142), "Business Combinations" and "Goodwill and Other Intangible Assets." SFAS 141 replaces APB 16 and eliminates pooling-of-interests accounting and goodwill amortization in prospective periods. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the our fiscal year. Intangible assets deemed to have an indefinite life will be tested for impairment using a one-step process which compares the fair value to the carrying amount of the asset as of the beginning of the fiscal year. Any impairment loss resulting from the transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle. The Company has not yet determined what effect these impairment tests will have on its consolidated results of operations, financial position or cash flows.

   The Company will adopt the provisions of SFAS 142 in our quarter ended March 31, 2002. The Company is in the process of preparing for the adoption of SFAS 142 and are making the determinations as to what its reporting units are and what amounts of goodwill, intangible assets, other assets, and liabilities should be allocated to those reporting units. The Company expects that it will no longer record $916 of annual amortization expense relating to its existing goodwill and indefinite-lived intangibles, as currently classified in the consolidated and combined statement of operations for the year ended December 31, 2001.

                             MYKROLIS CORPORATION

                (In thousands except share and per share data)


   SFAS 143--In August 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which provides the accounting requirements for retirement obligations associated with tangible long-lived assets. This Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. This Statement is effective for the Company's 2003 fiscal year, and early adoption is permitted. The adoption of SFAS 143 is not expected to have an impact on the Company's consolidated results of operations, financial position or cash flows.

   SFAS 144--In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which excludes from the definition of long-lived assets goodwill and other intangibles that are not amortized in accordance with SFAS 142. SFAS 144 requires that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also expands the reporting of discontinued operations to include components of an entity that have been or will be disposed of rather than limiting such discontinuance to a segment of a business. This Statement is effective for the Company's 2002 fiscal year, and early adoption is permitted. The Company does not expect SFAS 144 will have a material effect on the Company's consolidated results of operations, financial position or cash flows.

15.  Subsequent Events

   On January 28, 2002, the Board of Directors of Millipore Corporation declared a stock dividend of all of the shares of Mykrolis Corporation owned by Millipore. The dividend will be distributed on February 27, 2002, to Millipore shareholders of record on February 13, 2002. As discussed in footnote 1, Millipore currently owns 32,500,000 shares of Mykrolis common stock, which represents approximately 82.3% of the total outstanding common stock of Mykrolis.

   On February 14, 2002, the Board of Directors of Millipore Corporation accelerated the vesting of all restricted shares of Millipore common stock held by the Company's employees to February 11, 2002. This modification will result in an additional compensation charge of $522 in the first quarter of 2002.

                       Report of Independent Accountants

To the Board of Directors and Shareholders' of Mykrolis Corporation

   In our opinion, the consolidated and combined financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Mykrolis Corporation and its subsidiaries (the "Company") a majority-owned subsidiary of Millipore Corporation ("Millipore") at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth there in when read in conjunction with the related consolidated and combined financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   The Company was comprised of Millipore's microelectronics business which was historically integrated with the businesses of Millipore; consequently, as indicated in Note 1, these financial statements have been derived from the consolidated financial statements and accounting records of Millipore, and reflect significant assumptions and allocations. Moreover, as indicated in Note 1, the Company relies on Millipore for administrative, management, research and other services. Accordingly, these consolidated and combined financial statements do not necessarily reflect the financial position, results of operations, and cash flows of the Company had it been a stand-alone company.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 11, 2002, except for Note 15, as to which the date is February 14, 2002.

Quarterly Results of Operations (unaudited)

   We have experienced, and expect to continue to experience, significant fluctuations in our quarterly results. Our expense levels are based, in part, on expectations of future revenues. If revenue levels in a particular quarter do not meet expectations, operating results are adversely affected. The following table sets forth our unaudited operating results for our last eight quarters. The information has been derived from our unaudited consolidated and combined financial statements that, in our opinion, reflect all normal, recurring adjustments necessary for a fair presentation. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                Three Months Ended
                                    ---------------------------------------------------------------------------
                                    Dec. 31,  Sept. 30, June 30,  Mar. 31, Dec. 31, Sept. 30, June 30, Mar. 31,
                                      2001      2001      2001      2001     2000     2000      2000     2000
                                    --------  --------- --------  -------- -------- --------- -------- --------
Net sales.......................... $ 36,184  $ 39,683  $ 56,383  $83,024  $100,005  $91,692  $86,204  $77,639
Cost of sales......................   28,395    29,081    36,636   43,509    50,336   45,945   40,234   38,030
                                    --------  --------  --------  -------  --------  -------  -------  -------
  Gross profit.....................    7,789    10,602    19,747   39,515    49,669   45,747   45,970   39,609
Selling, general and administrative
 expenses..........................   16,005    19,178    20,265   25,276    23,792   25,467   24,168   23,042
Research and development expenses..    3,535     4,890     5,560    5,852     6,509    6,139    5,491    5,036
Restructuring and other charges....       --     4,922        --   12,556        --     (320)      --       --
                                    --------  --------  --------  -------  --------  -------  -------  -------
   Operating income (loss).........  (11,751)  (18,388)   (6,078)  (4,169)   19,368   14,461   16,311   11,531
Other income (expense), net........     (247)      169      (715)    (303)      858      281   (2,716)     181
                                    --------  --------  --------  -------  --------  -------  -------  -------
   Income (loss) before income
    taxes..........................  (11,998)  (18,219)   (6,793)  (4,472)   20,226   14,742   13,595   11,712
Income tax expense.................    2,500     1,500    20,580    1,565     7,686    5,602    5,166    4,451
                                    --------  --------  --------  -------  --------  -------  -------  -------
Net income (loss).................. $(14,498) $(19,719) $(27,373) $(6,037) $ 12,540  $ 9,140  $ 8,429  $ 7,261
                                    --------  --------  --------  -------  --------  -------  -------  -------
Basic and diluted earnings (loss)..
  Per share........................ $  (0.37) $  (0.54) $  (0.84) $ (0.19) $   0.39  $  0.28  $  0.26  $  0.22
Shares used in computing basic And
 diluted earnings (loss) per Share.   39,500    36,423    32,500   32,500    32,500   32,500   32,500   32,500

   The following table sets forth our financial information stated as a percentage of net sales for the past nine quarterly periods:

                                                                  Three Months Ended
                                       ------------------------------------------------------------------------
                                       Dec. 31, Sept. 30, June 30, Mar. 31, Dec. 31, Sept. 30, June 30, Mar. 31,
                                         2001     2001      2001     2001     2000     2000      2000     2000
                                       -------- --------- -------- -------- -------- --------- -------- --------
Net sales.............................  100.0%    100.0%   100.0%   100.0%   100.0%    100.0%   100.0%   100.0%
                                        -----     -----    -----    -----    -----     -----    -----    -----
Cost of sales.........................   78.5%     73.3%    65.0%    52.4%    50.3%     50.1%    46.7%    49.0%
                                        -----     -----    -----    -----    -----     -----    -----    -----
   Gross profit.......................   21.5%     26.7%    35.0%    47.6%    49.7%     49.9%    53.3%    51.0%
Selling, general and administrative
 expenses.............................   44.2%     48.3%    35.9%    30.4%    23.8%     27.8%    28.0%    29.7%
Research and development expenses.....    9.8%     12.3%     9.9%     7.0%     6.5%      6.7%     6.4%     6.5%
Restructuring and other charges.......     --      12.4%      --     15.1%      --       (.4)%     --       --
                                        -----     -----    -----    -----    -----     -----    -----    -----
   Operating income (loss)............  (32.5)%   (46.3)%  (10.8)%   (4.9)%   19.4%     15.8%    18.9%    14.8%
Other income (expense), net...........   (0.7)%      .4%    (1.3)%   (0.4)%     .9%       .3%    (3.2)%     .2%
                                        -----     -----    -----    -----    -----     -----    -----    -----
   Income (loss) before income taxes..  (33.2)%   (45.9)%   12.1%    (5.3)%   20.3%     16.1%    15.7%    15.0%
Income tax expense....................    6.9%      3.8%    36.5%     1.9%     7.7%      6.1%     6.0%     5.7%
                                        -----     -----    -----    -----    -----     -----    -----    -----
Net income (loss).....................  (40.1)%   (49.7)%  (48.6)%   (7.2)%   12.6%     10.0%     9.7%     9.3%
                                        -----     -----    -----    -----    -----     -----    -----    -----

                       Valuation and Qualifying Accounts

                                (In thousands)

                                                   Balance at Additions Additions Deductions   Balance
                                                   beginning   charged   charged     from      at end
                   Description                     of period  to income to other  reserves(1) of period
                   -----------                     ---------- --------- --------- ----------- ---------
Reserves deducted from assets to which they apply:
Allowance for Doubtful Accounts:..................
   Year ended December 31, 1999...................     847       918      (130)      (800)        835
   Year ended December 31, 2000...................     835       428       285        (51)      1,497
   Year ended December 31, 2001...................   1,497       392       198       (417)      1,670

--------
(1) Accounts written off