Form 10-Q
period 2002-03-31
MYKROLIS CORP
filed 2002-05-15
CIK 1133082

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

                                   04-3536767

                      (I.R.S. Employer Identification No.)

                                129 Concord Road
                         Billerica, Massachusetts 01821

                    (Address of principal executive offices)

         Registrant's telephone number, include area code (978) 436-6500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X|  No |_|

The Company had 39,652,802 shares of common stock outstanding as of May 1, 2002.

                              Mykrolis Corporation
                               INDEX TO FORM 10-Q

                                                                                                                   Page No.
Part I.          Financial Information                                                                                3

Item 1.          Financial Statements                                                                                 3

                 Condensed Consolidated and Combined Statements of Operations -
                       Three Months Ended March 31, 2002 and 2001                                                     3

                 Condensed Consolidated Balance Sheets -
                       March 31, 2002 and December 31, 2001                                                           4

                 Condensed Consolidated and Combined Statements of Shareholders' Equity and Comprehensive
                  Income (Loss)- Three Months Ended March 31, 2002 and December 31, 2001                              5

                 Condensed Consolidated and Combined Statements of Cash Flows -
                       Three Months Ended March 31, 2002 and 2001                                                     6

                 Notes to Condensed Consolidated and Combined

                       Financial Statements                                                                           7

Item 2.          Management's Discussion and Analysis

                       of Financial Condition and Results of Operations                                              13

Item 3.          Quantitative and Qualitative Disclosures about Market Risks                                         18

Part II.         Other Information                                                                                   18

Item 1.          Legal Proceedings                                                                                   18

Item 5.          Other Information                                                                                   18

Item 6.          Exhibits and Reports on Form 8-K                                                                    18

                 Signatures                                                                                          19

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                              Mykrolis Corporation
          Condensed Consolidated and Combined Statements of Operations
                      (In thousands except per share data)
                                   (Unaudited)

                                                                  Three Months Ended
                                                                      March 31,
                                                          -----------------------------------
                                                                2002                2001
                                                          ---------------     ---------------
           Net sales                                            $ 35,708            $ 83,024
           Cost of sales                                          24,617              43,509
                                                          ---------------     ---------------
                Gross profit                                      11,091              39,515

           Selling, general and administrative expenses           17,846              25,276
           Research and development expenses                       4,338               5,852
           Restructuring and other charges                             -              12,556
                                                          ---------------     ---------------
                Operating loss                                   (11,093)             (4,169)
           Other income (expense), net                                52                (303)
                                                          ---------------     ---------------
           Loss before income taxes                              (11,041)             (4,472)
           Income tax expense                                      1,400               1,565
                                                          ---------------     ---------------
                 Net loss                                      $ (12,441)           $ (6,037)
                                                          ===============     ===============

           Basic and diluted loss per share                    $   (0.32)           $  (0.19)

           Shares used in computing basic and diluted
           loss per share:                                        39,500              32,500


The accompanying notes are an integral part of the condensed consolidated and combined financial statements.

                              Mykrolis Corporation
                      Condensed Consolidated Balance Sheets
                        (In thousands except share data)

                                                                           March 31,                December 31,
                                                                              2002                      2001
-------------------------------------------------------------------------------------------------------------------
                             ASSETS                                       (Unaudited)
Current assets
   Cash and cash equivalents                                                 $ 74,412                    $  82,831
   Accounts receivable (less allowance for doubtful accounts of
     $ 1,511 at March 31, 2002 and $1,670 at December 31, 2001)                35,406                       34,817
   Inventories                                                                 55,888                       60,436
   Income tax receivable                                                            -                        9,000
   Deferred income taxes                                                          924                          924
   Other current assets                                                         2,112                        1,348
                                                                    ------------------          -------------------

Total current assets                                                          168,742                      189,356

Restricted cash                                                                 1,100                            -
Property, plant and equipment (less accumulated depreciation of
  $46,374 at March 31, 2002 and $44,392 at December 31, 2001)                  68,327                       69,100
Deferred income taxes                                                           4,872                        4,872
Goodwill (less accumulated amortization of $3,845 at December
  31, 2001)                                                                    14,454                       14,454
Other intangible assets (less accumulated amortization of
  $20,834 at March 31, 2002 and $20,417 at December 31, 2001)                   6,921                        7,288
Other assets                                                                    4,318                        4,420
                                                                   -------------------          -------------------
Total assets                                                                 $268,734                    $ 289,490
                                                                   ===================          ===================


              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Accounts payable - Millipore Corporation                                  $      -                    $   1,928
   Accounts payable                                                             6,515                        5,402
   Accrued income taxes                                                        10,801                        9,616
   Accrued expenses                                                            17,339                       18,884
                                                                   -------------------          -------------------
Total current liabilities                                                      34,655                       35,830

Other liabilities                                                              10,206                       10,113
Shareholders' equity
   Preferred stock, par value $.01 per share, 5,000,000 shares
     authorized; no shares outstanding                                              -                            -
Common stock, par value $.01 per share, 250,000,000 shares
  authorized; 39,500,000 shares issued and outstanding                            395                          395
   Additional paid-in capital                                                 319,911                      326,618
   Accumulated deficit                                                        (74,031)                     (61,590)
   Accumulated other comprehensive loss                                       (22,402)                     (21,876)
                                                                   -------------------          -------------------
Total shareholders' equity                                                    223,873                      243,547
                                                                   -------------------          -------------------

Total liabilities and shareholders' equity                                   $268,734                    $ 289,490
                                                                   ===================          ===================


The accompanying notes are an integral part of the condensed consolidated and combined financial statements.

                              Mykrolis Corporation
     Condensed Consolidated and Combined Statements of Shareholders' Equity
                        and Comprehensive Income (Loss)
                                 (In thousands)


                                                                                                   Accumulated
                                             Common Shares  Additional Shareholder's                 Other          Total
                                            ---------------  Paid-In      Net        Accumulated  Comprehensive Shareholders'
                                            Shares   Amount  Capital   Investment      Deficit    Income (Loss)    Equity
                                            ------   ------  -------   ----------      -------    -------------    ------
Balance December 31, 1998                               --       --    $ 184,780           --      $ (2,427)      $182,353
Net change in unearned compensation                     --       --         (295)          --            --           (295)
Net transfers from Millipore Corporation                --       --        5,632           --            --          5,632
Comprehensive income:
             Net income                                 --       --        3,283           --            --          3,283
             Foreign currency translations              --       --           --           --         6,685          6,685
                                                      ---- --------    ---------    ---------      --------       --------
Comprehensive income

Balance December 31, 1999                               --       --      193,400           --         4,258        197,658
Net change in unearned compensation                     --       --        1,107           --            --          1,107
Net transfers from Millipore Corporation                --       --       21,854           --            --         21,854
Comprehensive income:
           Net income                                   --       --       37,371           --            --         37,371
           Foreign currency translations                --       --           --           --       (11,501)       (11,501)
                                                      ---- --------    ---------    ---------      --------       --------
Comprehensive income

Balance December 31, 2000                               --       --      253,732           --        (7,243)       246,489
Net change in unearned compensation and
   other stock-based compensation                       --      503        3,240           --            --          3,743
Net transfers from (to) Millipore
  Corporation                                           --    1,850       (1,141)          --            --            709
Payment of separation note to Millipore
Corporation                                             --  (19,095)          --           --            --        (19,095)
Transfer to common stock and additional
   Paid-in capital                          32,500     325  249,469     (249,794)
                                                                                           --            --             --
Issuance of common stock - net of            7,000      70   93,891           --           --            --         93,961
   expenses
Comprehensive loss:
           Net loss                                     --       --       (6,037)     (61,590)           --        (67,627)
           Foreign currency translations                --       --           --           --       (14,633)       (14,633)
                                                      ---- --------    ---------    ---------      --------       --------
Comprehensive loss

Balance December 31, 2001                   39,500   $ 395 $326,618    $      --    $ (61,590)     $(21,876)      $243,547

Net change in unearned compensation and
   other stock-based compensation *                     --    1,103           --          --             --          1,103
Net transfer to Millipore Corporation*                  --   (7,810)          --          --             --         (7,810)
Comprehensive loss :
           Net loss *                                   --       --           --     (12,441)            --        (12,441)
           Foreign currency translations*               --       --           --          --           (526)          (526)
                                                      ---- --------    ---------    ---------      --------       --------

Comprehensive loss *

Balance March 31, 2002 *                    39,500   $ 395 $319,911    $      --    $(74,031)      $(22,402)      $223,873
                                            ======   ===== ========    =========    ========       ========       ========


                                              Comprehensive
                                              Income (Loss)
                                              -------------
Balance December 31, 1998
Net change in unearned compensation
Net transfers from Millipore Corporation
Comprehensive income:
             Net income                           $3,283
             Foreign currency translations         6,685
                                               ---------


Comprehensive income                               9,968
                                               =========
Balance December 31, 1999
Net change in unearned compensation
Net transfers from Millipore Corporation
Comprehensive income:
           Net income                             37,371
           Foreign currency translations         (11,501)
                                               ---------
Comprehensive income                              25,870
                                               =========
Balance December 31, 2000
Net change in unearned compensation and
   other stock-based compensation
Net transfers from (to) Millipore
  Corporation
Payment of separation note to Millipore
Corporation
Transfer to common stock and additional
   Paid-in capital

Issuance of common stock - net of
   expenses
Comprehensive loss:
           Net loss                              (67,627)
           Foreign currency translations         (14,633)
                                               ---------
Comprehensive loss                             $ (82,260)
                                               =========
Balance December 31, 2001

Net change in unearned compensation and
   other stock-based compensation *
Net transfer to Millipore Corporation*

Comprehensive loss:
           Net loss *                            (12,441)
           Foreign currency translations*           (526)
                                               ---------

Comprehensive loss *                           $ (12,967)
                                               =========
Balance March 31, 2002 *



 The accompanying notes are an integral part of the condensed consolidated and combined financial statements.

 *  unaudited

                               Mykrolis Corporation
           Condensed Consolidated and Combined Statements of Cash Flows
                                  (In thousands)
                                    (Unaudited)

                                                                                 Three months ended
                                                                                      March 31,
                                                                                 2002           2001
                                                                                 ----           ----
 Cash flows from operating activities:
    Net loss                                                                  $ (12,441)      $(6,037)
      Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
         Income on investments                                                        -          (114)
         Restructuring and other charges                                              -        12,556
         Depreciation and amortization                                            2,648         3,903
         Stock based compensation                                                 1,103            92
         Change in operating assets and liabilities:
           (Increase) decrease in accounts receivable                              (763)       13,493
           Decrease (increase) in inventories                                     4,322        (9,014)
           Decrease in accounts payable - Millipore Corporation                  (2,001)            -
           Increase (decrease) in accounts payable                                1,135        (2,927)
           (Increase) decrease in other operating assets                           (729)          557
           Decrease in other operating liabilities                                 (231)       (9,208)
                                                                              ---------       -------
              Net cash (used in) provided by operating activities                (6,957)        3,301

 Cash flows from investing activities:
    Additions to property, plant and equipment                                   (1,685)       (2,160)
                                                                              ---------       -------
              Net cash used in investing activities                              (1,685)       (2,160)
                                                                              ---------       -------

 Cash flows from financing activities:

    Assignment of restricted cash                                                (1,100)           --
    Net transfers from (to) Millipore Corporation                                 1,190        (1,141)
                                                                              ---------       -------
              Net cash provided by (used in) financing  activities                   90        (1,141)
                                                                              ---------       -------
 Effect of foreign exchange rates on cash and cash equivalents                      133            --
                                                                              ---------            --
 Net decrease in cash and cash equivalents                                       (8,419)           --
 Cash and cash equivalents at beginning of period                                82,831            --
                                                                              ---------            --
 Cash and cash equivalents at end of period                                   $  74,412       $    --
                                                                              =========       =======

The accompanying notes are an integral part of the condensed consolidated and combined financial statements.

                              Mykrolis Corporation
        Notes to Condensed Consolidated and Combined Financial Statements
                 (In thousands except share and per share data)

1. Background and Basis of Presentation

Background

On October 3, 2000, Millipore Corporation ("Millipore") announced its plan to spin-off its microelectronics business which serves the semiconductor industry and certain related industries with products needed to manufacture semiconductor devices as well as a range of other products that now comprises the Company. On October 16, 2000, Mykrolis Corporation ("Mykrolis") was incorporated in Delaware as a wholly-owned subsidiary of Millipore to receive Millipore's microelectronics business and to be the spun off company. The Company's business historically has been operated as a fully integrated business unit of Millipore. On March 31, 2001, Millipore transferred to the Company substantially all of the assets and liabilities associated with its microelectronics business (the "Separation"). Mykrolis completed its initial public offering ("IPO") of 7 million shares of common stock on August 9, 2001 receiving net proceeds of approximately $94.1 million, after deducting underwriting commissions and offering expenses. Mykrolis retained $75.0 million of the net proceeds and paid the balance to Millipore as repayment of amounts outstanding under the Credit Agreement and as payment of the Separation Note. After the initial public offering, Millipore owned 32.5 million shares or approximately 82.3% of the Company's total outstanding common stock. On February 27, 2002 (the "Distribution Date"), Millipore completed the separation of Mykrolis through the distribution to its shareholders of all of the 32.5 million shares of Mykrolis common stock owned by Millipore on that date. Mykrolis is now a fully independent company with 39.5 million shares outstanding at March 31, 2002.

Basis of Presentation

The condensed combined financial statements include amounts prior to March 31, 2001 that have been derived from the consolidated financial statements and accounting records of Millipore using the historical results of operations and historical basis of assets and liabilities of the Company's business. Management believes the assumptions underlying the combined financial statements are reasonable. However, the condensed combined financial information included herein may not necessarily reflect the Company's operating results, financial position and cash flows in the future or what they would have been had the Company been a separate, stand-alone entity during the period presented. The Company began accumulating retained earnings (accumulated deficit) on April 1, 2001, following the effective date of the Separation Agreement with Millipore, pursuant to which the assets and liabilities of the Company's business were transferred to the Company. The Company's condensed consolidated financial statements as of and for the quarter ended March 31, 2002 include all wholly-owned subsidiaries and assets and liabilities of the Company. All material intercompany transactions and balances between and among the Company's subsidiaries have been eliminated.

Prior to March 31, 2001 Millipore allocated certain corporate expenses, including centralized research and development, legal, accounting, employee benefits, officers' salaries, facilities, insurance, information technology services, distribution, treasury and other Millipore corporate and infrastructure costs. These expense allocations were determined on a basis that Millipore and the Company considered to be a reasonable assessment of the utilization of services provided or the benefit received by the Company. At the time of the Separation from Millipore, the Company and Millipore entered into transition service agreements for Millipore to provide services with respect to specified functions and for the Company to reimburse Millipore for the cost of these services. The agreements do not necessarily reflect the costs of obtaining the services from unrelated third parties or of the Company providing the applicable services itself. However, management believes that purchasing these services from Millipore provided the Company with an efficient means of obtaining these services during the transition period. In addition, the Company has agreed to provide transition services to Millipore, for which the Company will be reimbursed at its cost.

Millipore used a centralized approach to cash management and the financing of its operations. Prior to the Separation, cash deposits from the Company were transferred to Millipore on a regular basis and netted against Millipore's net investment. As a result, none of Millipore's cash, cash equivalents or debt at the corporate level were allocated to the Company in the condensed combined financial statements. Changes in Millipore's net investment include net earnings of the Company plus net cash transfers to or from Millipore.

Restricted Cash

During the quarter ended March 31, 2002 the Company was required to provide cash collateratization on a $1,000 standby letter of credit in connection with the execution of a new lease for a combined headquarters, research and development and manufacturing facility (see note 11 - Subsequent Event). At March 31, 2002, this cash collateral was invested in commercial paper and classified as a long-term asset in the consolidated balance sheet.

Stock Based Compensation

During the quarter ended March 31, 2002, the Company recognized $515 in stock based compensation expense associated with the accelerated vesting of all restricted shares of Millipore common stock held by certain of the Company's employees and $588 in stock based compensation expense related to the termination of two executives.

Interim Financial Statements

These condensed financial statements have been prepared in accordance with the rules of the Securities and Exchange Commission for interim financial statements and do not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the audited consolidated and combined financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2001. The condensed financial information as of March 31, 2002 and for the three month period ended March 31, 2002 and 2001 is unaudited, but includes all adjustments that management considers necessary for a fair presentation of the Company's condensed consolidated and combined results of operations, financial position and cash flows. All of these adjustments are of a normal recurring nature. Results for the three month period ended March 31, 2002 are not necessarily indicative of results to be expected for the full fiscal year 2002 or any other future periods.

2. Restructuring and Other Charges

During the first and third quarters of 2001, the Company recorded restructuring and other charges of $12,556 and $4,922 in connection with the Company's separation from Millipore and in response to the prolonged duration and severity of the current semiconductor industry downturn. The two restructuring and other charges included $13,755 of employee severance costs, $1,672 in write-offs of leasehold improvements and $2,051 of net exit costs on leased properties. Key initiatives of the restructurings included:

o Consolidating manufacturing operations to eliminate redundant manufacturing processes. The Company is in the process of relocating some of the operations of two of its manufacturing facilities in the U.S. In addition, the Company closed its manufacturing facility in England. The consolidation of the Company's manufacturing operations is expected to be completed by the end of 2002.

o Realigning the Company's European organizational structure to focus on the Company's operating business units, thereby consolidating the Company's sales and administrative activities into fewer locations that are closer to the Company's customer base. The Company completed this realignment during 2001.

o Reducing the Company's administrative and management infrastructure costs in Asia by exiting facilities and eliminating administrative positions during 2001.

o Reducing the Company's workforce in the U.S. in response to lower demand for the Company's products due to the current semiconductor industry downturn. This action was completed during the second quarter of 2001.

o Further reducing the Company's workforce in the U.S., Asia and Europe in order to resize the Company. This action was completed during the third quarter of 2001.

o Discontinuation of the Company's plan to renovate leased office space in Bedford, Massachusetts and instead exit that facility. This action was completed during the third quarter of 2001.

These restructuring initiatives resulted in the elimination of 358 positions worldwide. Notifications to employees were completed in the first and third quarters of 2001, however, a number of these employees will continue in their existing positions through the fourth quarter of 2002 with their related salary costs charged to operations as incurred. In the first quarter of 2002, approximately $1,002 of the restructuring charge was utilized, consisting of $643 severance and associated benefits for 49 employees and $359 of leasehold write-offs and other exit costs.

Details of activities related to the restructuring and other charges recorded in the first and third quarters of 2001 are as follows:

                                                             Employee      Leasehold
                                                            severance      and other
                                                              costs          costs        Total
                       Balance at January 1, 2001             $      -     $      -      $      -
                 Total restructuring and other charges          13,755        3,723        17,478
                 Cash activity                                 (6,794)        (475)       (7,269)
                 Non-cash activity                             (3,148)      (1,261)       (4,409)
                                                               -------      -------       -------
                       Balance at December 31, 2001           $  3,813     $  1,987      $  5,800
                 Cash activity                                   (643)        (359)       (1,002)
                 Change in estimate                            (1,802)        1,802             -
                                                               -------      -------       -------
                       Balance at March 31, 2002              $  1,368     $  3,430      $  4,798
                                                               =======      =======       =======

During the first quarter of 2002, several changes in estimate occurred resulting in the reversal of $1,802 in employee severance costs and a $1,802 increase in leasehold and other costs. These changes in estimate are primarily due to the higher level of attrition of employees, lower than expected severance benefits paid and continued deterioration in the real estate market conditions that are expected to shorten the sublease term of the Company's office space in Bedford, Massachusetts. At March 31, 2002 the Company believes that approximately $1,368 of accrued employee severance costs will be substantially paid by the end of 2002. The Company believes that accrued leasehold and other exit costs at March 31, 2002 of $3,430 will be substantially paid by the lease expiration date in 2005.

3. Income Taxes

Prior to the Distribution Date, the Company's operating results were included in Millipore's consolidated U.S. and state income tax returns and in tax returns of certain Millipore foreign subsidiaries. At December 31, 2001, the Company recorded a $9,000 income tax receivable related to net operating loss carrybacks determined on a separate return basis. In accordance with the tax sharing agreement, Millipore did not allow the Company to carryback these net operating losses. As a result, the receivable was transferred during the quarter ended March 31, 2002 and is reflected in the consolidated financial statements as a reduction to additional paid in capital included in shareholders' equity.

For the three months ended March 31, 2002, the Company recorded income tax expense of $1,400 with respect to certain foreign operations on a consolidated pre-tax loss of $11,041, yielding an effective tax rate of negative 12.7%. For the three months ended March 31, 2001, the Company recorded income tax expense of $1,565 on a pre-tax loss of $4,472, yielding an effective tax rate of negative 35.0%.

4. Supplementary Financial Information

Balance Sheet Information

                                                       March 31, 2002          December 31, 2001
                                                        (Unaudited)
               Inventories

                                 Raw materials              $31,811                    $39,294
                               Work in process                9,626                      7,345
                                Finished goods               14,451                     13,797
                                                             ------                     ------
                                                            $55,888                    $60,436
                                                             ======                     ======


5. Earnings Per Share

For the three months ended March 31, 2002 and 2001, basic and diluted loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period.

6. Business Segment Information

The Company operates in one reportable segment that develops, manufactures and sells consumables and capital equipment to semiconductor fabrication companies and other companies using similar manufacturing processes, as well as OEM suppliers to those companies. The Company also provides capital equipment repair services to customers in this segment. The Company's products include membrane and metal based filters, housings, precision liquid dispense filtration pumps, resin based gas purifiers and mass flow and pressure controllers. The products are used by customers in manufacturing operations to remove contaminants in liquid and gas processes, to purify liquids and gases, to measure and control flow rates and to control and monitor pressure and vacuum levels during the manufacturing process. The Company's products are sold worldwide through a direct sales force and through distributors in selected regions.

The Company attributes net sales to different geographic areas as presented in the table below.

                                    Net sales

                                         Three Months Ended March 31,
                                    2002                                2001
                                (Unaudited)                         (Unaudited)

     United States                 $13,087                            $29,927
             Japan                  10,622                             29,776
              Asia                   8,310                             13,279
            Europe                   3,689                             10,042
                                   -------                            -------
   Total net sales                 $35,708                            $83,024
                                   =======                            =======


7. Significant Customers and Concentration of Risk

Historically, the Company has relied on a limited number of customers for a substantial portion of its net sales. During the three months ended March 31, 2002, no one customer represented more than 10% of revenues. During the same period in 2001, one customer represented 15% of revenues. There were no other customers that accounted for more than 10% of revenues during any of these periods.

8. Transactions with Millipore

For purposes of governing certain of the ongoing relationships between the Company and Millipore at and after the Separation and to provide for an orderly transition, the Company and Millipore entered into various agreements at the Separation date. The Separation Revolving Credit Agreement (the "Credit Agreement") provided for Millipore to lend the Company funds between the Separation date and the date of the Company's IPO in order to fund the Company's working capital needs and to settle any amounts payable by the Company related to the retention by Millipore of specified assets and liabilities of the Company and the retention by the Company of specified Millipore assets and liabilities that could not be transferred at the Separation due to restrictions imposed by foreign laws or because such transfer was not practical. The net outstanding balance of $23,730 was paid to Millipore pursuant to the terms of this Credit Agreement from proceeds generated from the IPO and cash generated from operations between the Separation date and the IPO date. There was no interest expense associated with the Credit Agreement.

Millipore contributed its microelectronics business to the Company in exchange for shares of the Company's common stock plus a term note (the "Separation Note"). The amount of the Separation Note was determined by agreement between Millipore and the Company to ensure that all net proceeds of the IPO in excess of $75,000 would be payable to Millipore. The principal balance of the Separation Note was calculated by deducting from the net IPO proceeds (i) the outstanding balance under the Credit Agreement as described above, and (ii) the $75,000 retained by the Company for general corporate purposes from the IPO proceeds. As a result, $22,877 was paid to Millipore as payment of the Separation Note in August 2001. There was no interest expense associated with the Separation Note.

During the three months ended March 31, 2002 and 2001, the Company purchased $545 and $1,057, respectively, of products from Millipore. Products sold to Millipore were $505 for the quarter ended March 31, 2002 and were not material for the period ended March 31, 2001. During the three months ended March 31, 2002, $130 in royalty income from Millipore was recorded as other income (expense), net. The consolidated and combined financial statements include charges for certain services purchased under the transition service agreements between Millipore and the Company. These expenses were $2,006 and $10,262 for the three months ended March 31, 2002 and 2001, respectively. In addition, services provided to Millipore under the transition service agreement were $488 and $0 for the three months ended March 31, 2002 and 2001, respectively.

9. Commitments and Contingencies

On March 19, 2002, the Osaka District Court, Osaka, Japan, issued a ruling dismissing all of the claims asserted by Kurabo Industries Ltd. against the Company's subsidiary, Nihon Mykrolis KK, in a lawsuit commenced in July of 2000. The Osaka

District Court also assessed court costs against Kurabo. The suit had alleged that a type of filter cartridge manufactured in Japan by Nihon Mykrolis infringed a Japanese patent held by Kurabo and sought $11,000 in damages and an injunction against the Company's future use of these filter cartridges. The period for appeal of the Osaka District Court's ruling expired on April 2, 2002.

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

10. Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under the provisions of SFAS 142, goodwill and intangible assets with indefinite lives are not amortized, but tested for impairment annually, or whenever there is an impairment indicator. In addition, upon adoption of SFAS 142, all goodwill must be assigned to reporting units for purposes of impairment testing and is no longer subject to amortization.

The Company adopted SFAS 142 as of January 1, 2002. As required by SFAS 142, the Company performed an assessment of whether there was an indication that goodwill was impaired at the date of adoption. The Company determined that for purposes of this assessment, the Company's business consists of liquid products and gas products reporting units, and that the goodwill is attributable solely to the gas products reporting unit. The Company further determined the gas products reporting unit's fair value and compared it to the carrying value of the net assets of this reporting unit. As of January 1, 2002, the gas reporting unit's fair value exceeded its value of the net assets, and therefore there was no indication that goodwill was impaired.

Goodwill amortization expense was $232 for the three months ended March 31, 2001. The Company estimates that goodwill amortization expense would have been approximately $229 for the three months ended March 31, 2002. The following table presents a reconciliation of net loss and loss per share adjusted for the exclusion of goodwill (in thousands, except per share figures):

                                                     Three months ended March 31,
                                                        2002             2001
Net loss                                              $ (12,441)       $ (6,037)
Add: Goodwill amortization                                    -             232
                                                  ----------------- ---------------
Adjusted net loss                                     $ (12,441)       $ (5,805)
                                                  ================= ===============

Basic and diluted loss per share                      $   (0.32)       $  (0.19)
Add: Goodwill amortization                                    -            0.01
                                                  ----------------- ---------------
Adjusted basic and diluted loss per share             $   (0.32)       $  (0.18)
                                                  ================= ===============


As of March 31, 2002, goodwill amounted to $14,454 net of accumulated amortization at December 31, 2001. Other intangible assets of $6,921 (net of amortization) at March 31, 2002 include patents and other identifiable intangible assets and are being amortized over useful lives ranging from 5 to 15 years. Following is a table of other intangible assets by major intangible asset class.

                                              As of March 31, 2002
                                         Gross carrying    Accumulated
                                             amount        amortization

Patents                                      $16,121         $10,321
Unpatented technology                          8,505           7,585
Trademarks / tradenames                        2,906           2,891
Other                                            223              37
                                             -------         -------
                                             $27,755         $20,834
                                             =======         =======

Aggregate amortization expense for the three months ended March 31, 2002 was $417. Estimated amortization expense for the fiscal years 2002 to 2006 is $1,665, $1,613, $1,178, $1,082 and $959, respectively.

In August 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which provides the accounting requirements for retirement obligations associated with tangible long-lived assets. This Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. This Statement is effective for the Company's 2003 fiscal year, and early adoption is permitted. The adoption of SFAS 143 is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which excludes from the definition of long-lived assets goodwill and other intangibles that are not amortized in accordance with SFAS 142. SFAS 144 requires that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also expands the reporting of discontinued operations to include components of an entity that have been or will be disposed of rather than limiting such discontinuance to a segment of a business. This Statement is effective for the Company's 2002 fiscal year. The adoption of SFAS 144 had no impact on the Company's consolidated results of operations, financial position or cash flows.

11. Subsequent Event

On April 1, 2002 the Company entered into a 12-year lease for a new combined headquarters, research & development and manufacturing facility. Annual rental payments under the lease are $2,451 for the first six years and $2,801 for the remaining six years plus basic operating costs and real estate taxes. Upon execution of the lease, the Company was required to issue an irrevocable standby letter of credit in the initial amount of $1,000 to be reduced by $125 on each of the first six anniversaries of commencement of the lease.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

You should read the following discussion of the Company's financial condition and results of operations along with the condensed consolidated and combined financial statements and accompanying notes included herein. This discussion contains forward-looking statements and involves numerous risks and uncertainties, which are described under "Forward Looking Statements" below. The Company's actual results may differ materially from those contained in any forward-looking statements.

Overview and Financial Condition

On October 3, 2000, Millipore Corporation ("Millipore") announced its plan to spin-off its microelectronics business which serves the semiconductor industry and certain related industries with products needed to manufacture semiconductor devices as well as a range of other products that now comprises the Company. On October 16, 2000, Mykrolis Corporation was incorporated in Delaware as a wholly-owned subsidiary of Millipore to receive Millipore's microelectronics business and to be the spun off company. As used herein, terms the "Company", "Mykrolis", "we", "us" and "our" each refer to Mykrolis Corporation and subsidiaries and to the historical operations of the microelectronics business of Millipore. Our business historically has been operated as a fully integrated business unit of Millipore. On March 31, 2001, Millipore transferred to us substantially all of the assets and liabilities associated with its microelectronics business (the "Separation"). We completed our initial public offering ("IPO") of 7 million shares of common stock on August 9, 2001 receiving net proceeds of approximately $94.1 million, after deducting underwriting commissions and offering expenses. We retained $75.0 million of the net proceeds and paid the balance to Millipore as repayment of amounts outstanding under the Credit Agreement and as payment of the Separation Note. After the initial public offering, Millipore owned 32.5 million shares or approximately 82.3% of our total outstanding common stock. On February 27, 2002 (the "Distribution Date"), Millipore completed the separation of Mykrolis through the distribution to its shareholders of all of the 32.5 million shares of Mykrolis common stock owned by Millipore on that date. Mykrolis is now a fully independent company with 39.5 million shares outstanding at March 31, 2002.

In connection with our separation from Millipore, we entered into agreements with Millipore under which Millipore agreed to provide services to us during a transition period after the Separation date. The agreements relate to facilities services, information technology services, distribution, accounting, finance and other services and arrangements. Under these agreements, we reimburse Millipore for the cost of these services. The duration of each of the different transition service agreements varied depending on the anticipated time it would take for us to replace the service, but was generally for a one-year period. No agreement has been extended beyond the initial transition period mutually agreed by the two parties, with the exception of the accounting and distribution services in Europe which have been extended by one additional quarter until the end of the second quarter 2002. In addition, we have entered into agreements with Millipore for membrane manufacturing and supply, research and development, product distribution and contract manufacturing, generally for a five-year period. The agreements do not necessarily reflect the costs of obtaining the services from unrelated third parties or of our providing the applicable services ourselves. However, we believe that purchasing these services from Millipore provides us with an efficient means of obtaining these services during the transition period. In addition, we have agreed to provide transition services to Millipore, for which we will be reimbursed at our cost. As these transition agreements expire without renewal, we must negotiate new agreements with various third parties as a separate, stand-alone entity. There can be no assurance that the terms we will be able to negotiate for these agreements will be as favorable as those we enjoyed as part of Millipore.

Basis of Presentation

Our condensed combined financial statements include amounts prior to March 31, 2001 that have been derived from the consolidated financial statements and accounting records of Millipore using the historical results of operations and historical basis of assets and liabilities of our business. We believe the assumptions underlying the condensed combined financial statements are reasonable. However, the condensed combined financial information included herein may not necessarily reflect our operating results, financial position and cash flows in the future or what they would have been had we been a separate, stand-alone entity during the periods presented. Because a direct ownership relationship did not exist among all our various units, Millipore's net investment in us is shown in lieu of stockholders' equity in the condensed combined financial statements prior to the Separation. We began accumulating retained earnings (accumulated deficit) on April 1, 2001, following the effective date of the Separation agreement with Millipore, pursuant to which our assets and liabilities were transferred to us. Our condensed consolidated financial statements as of and for the quarter ended March 31, 2002 include all our wholly-owned subsidiaries and our assets and liabilities. All material intercompany transactions and balances between and among our subsidiaries have been eliminated.

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

Millipore used a centralized approach to cash management and the financing of its operations. Prior to the Separation, our cash deposits were transferred to Millipore on a regular basis and netted against Millipore's net investment. As a result, none of Millipore's cash, cash equivalents or debt at the corporate level were allocated to us in our combined financial statements through the second quarter of 2001. Changes in Millipore's net investment include our net earnings plus net cash transfers to or from Millipore. After the Separation but prior to the initial public offering, cash deposits were netted against the Separation Revolving Credit Agreement.

Restructuring and Other Charges

During the first and third quarters of 2001, we recorded restructuring and other charges of $12.6 and $4.9 million in connection with our separation from Millipore and in response to the prolonged duration and severity of the current semiconductor industry downturn. The two restructuring and other charges included $13.8 million of employee severance costs, $ 1.7 million in write-offs of leasehold improvements and $2.0 million of net exit costs on leased properties. Key initiatives of the restructurings included:

o Consolidating manufacturing operations to eliminate redundant manufacturing processes. We are in the process of relocating some of the operations of two of our manufacturing facilities in the U.S. In addition, we have closed our manufacturing facility in England. The consolidation of our manufacturing operations is expected to be completed by the end of 2002.

o Realigning our European organizational structure to focus on operating business units, thereby consolidating the sales and administrative activities into fewer locations that are closer to our customer base. We completed this realignment during 2001.

o Reducing our administrative and management infrastructure costs in Asia by exiting facilities and eliminating administrative positions during 2001.

o Reducing our workforce in the U.S. in response to lower demand for our products due to the current semiconductor industry downturn. This action was completed during the second quarter of 2001.

o Further reducing our workforce in the U.S., Asia and Europe in order to resize the Company. This action was completed during the third quarter of 2001.

o Discontinuation of our plan to renovate leased office space in Bedford, Massachusetts and instead exit that facility. This action was completed during the third quarter of 2001.

These restructuring initiatives resulted in the elimination of 358 positions worldwide. Notifications to employees were completed in the first and third quarters of 2001, however a number of these employees will continue in their existing positions through the fourth quarter of 2002 with their related salary costs charged to operations as incurred. In the first quarter of 2002, approximately $1.0 million of the restructuring charge was utilized, consisting of $0.6 million severance and associated benefits for 49 employees and $0.4 million of leasehold write-offs and other exit costs. During the first quarter of 2002, several changes in estimate occurred resulting in the reversal of $1.8 million in employee severance costs and a $1.8 million increase in leasehold and other costs. These changes in estimate are primarily due to the higher level of attrition of employees, lower than expected severance benefits paid and continued deterioration in the real estate market conditions that are expected to shorten the sublease term of our office space in Bedford, Massachusetts. At March 31, 2002 we believe that approximately $1.4 million of employee severance costs will be substantially paid by the end of 2002. We believe that accrued leasehold and other exit costs at March 31, 2002 of $3.4 million will be substantially paid by the lease expiration date in 2005.

Results of Operations

Operating trends and recent developments

We are continuing to experience weak demand for our liquid and gas delivery systems, components and consumables. A number of our large customers have placed fewer orders as they attempted, we believe, to manage their demand and their inventories in response to weakness in their market. We have taken actions to reduce capital expenditures, operating costs and expenses in response to these adverse trends that began in the first quarter of 2001. In addition to the restructuring actions taken in 2001, the top 150 employees in the Company took a temporary reduction in their annual salaries based on a sliding scale of up to 20 percent of annualized salary. Additionally, most employees will not receive any salary increase for 2002.

While the business environment continues to be uncertain, we have received non-binding indications from several of our major customers that their ordering patterns will increase during the second quarter of 2002. If these customers' ordering patterns do in fact increase, then we expect that our revenues for the second quarter of 2002 will exceed the revenues recorded in the first quarter of 2002.

Three months ended March 31, 2002 compared to three months ended March 31, 2001

Net Sales

Net sales were $35.7 million for the three months ended March 31, 2002, which represented a 57.0%, or $47.3 million, decrease from the three months ended March 31, 2001. This decrease is due to lower sales volume as a result of the severe downturn in the semiconductor industry, which began in the first quarter of 2001. The decline in sales was significant in all geographic regions and across nearly all product families. Sales of microelectronic hardware have declined as new semiconductor fabrication plant construction and upgrades have declined due to industry over-capacity. In addition, sales of consumable purification products also declined, although to a lesser extent, as semiconductor fabrication plants have experienced lower manufacturing volumes and have been focusing on achieving manufacturing efficiencies and reducing material costs.

Sales by geography are summarized in the table below.

             Net Sales                           In millions of U.S. Dollars            As a Percentage of Total Net Sales
                                                 ---------------------------            ----------------------------------
                                                                  Three Months Ended March 31,
                                                                               (unaudited)
                                               2002                  2001                 2002                 2001
                                               ----                  ----                 ----                 ----
United States                                 $ 13.1                 $29.9                 36.7%                36.0%
Japan                                           10.6                  29.8                 29.7                 35.9
Asia                                             8.3                  13.3                 23.2                 16.0
Europe                                           3.7                  10.0                 10.4                 12.1
                                              ------                 -----                -----                -----
      Total                                   $ 35.7                 $83.0                100.0%               100.0%
                                              ======                 =====                =====                =====


Gross Profit Margins

Our gross profit as a percentage of net sales was 31.1% for the three months ended March 31, 2002 as compared to 47.6% for the three months ended March 31, 2001. The decrease is primarily due to reductions in product demand resulting in reduced leverage on our manufacturing overhead from the lower production volume. We did respond to this change in demand during the first and third quarters of 2001 by restructuring our manufacturing operations.

Operating Expenses

Selling, general and administrative expenses decreased 29.4% or $7.4 million, from $25.2 million in the three months ended March 31, 2001 to $17.8 million for the three months ended March 31, 2002. Excluding $1.1 million and $3.5 million of non-recurring separation related costs and expenses for the three months ended March 31, 2002 and March 31, 2001 respectively, selling, general and administrative expenses decreased by 23.1% or $5.0 million. The decrease for the three months ended March 31, 2002 was due to lower selling, general and administrative employees primarily as a result of the 2001 restructuring programs as well as actions to reduce discretionary spending.

Research and development expenses were $4.3 million in the three months ended March 31, 2002 a decrease of 25.9% or $1.5 million compared to research and development expense of $5.8 million for the three months ended March 31, 2001. This decrease is due to reduced spending in response to the industry downturn. We continue to fund key research and development programs in spite of the current business environment uncertainties.

Restructuring and Other Charges

During the first quarter of 2001, we recorded restructuring and other charges of $12.6 million in connection with our separation from Millipore, to improve our manufacturing asset utilization and to resize our overall cost structure in response to the current semiconductor industry downturn. The restructuring and other charges included $11.3 million of employee severance costs, a $0.9 million write-off of equipment and leasehold improvements, $0.4 million of lease cancellation costs.

Other Income (Expense)-net

Other income (expense)-net increased $0.4 million, from a net expense of $0.3 million the three months ended March 31, 2001 to a net income of $0.1 million for the same period in 2002. The increase was attributed primarily to the interest income of $0.3 million and royalty income from Millipore of $0.1 million recorded during the three months ended March 31, 2002.

Income Tax Expense

For the three months ended March 31, 2002, we recorded income tax expense of $1.4 million with respect to certain foreign operations on a consolidated pre-tax loss of $11.0 million yielding an effective tax rate of negative 12.7%. For the three months ended March 31, 2001, we recorded income tax expense of $1.6 million on a pre-tax loss of $4.5 million, yielding an effective tax rate of negative 35.0%.

Liquidity and Capital Resources

During the three month period ended March 31, 2002, our net cash used in operating activities was $7.0 million as compared to net cash provided by operating activities of $3.3 million during the three month period ended March 31, 2001. The net cash used in operating activities resulted from the Company's net loss of $12.4 million, the increase in accounts receivable of $0.8 million and the reduction in accounts payables of $0.9 million, offset by the decrease in inventory of $4.3 million and depreciation and amortization of $2.6 million. Working capital at March 31, 2002 totaled $134.0 million including $74.4 million in cash and cash equivalents.

Our principal cash requirements have been to fund our operations and additions to property, plant and equipment that support the separation of our business from Millipore. In the three month period ended March 31, 2002, cash flows used in investing activities were $1.7 million, primarily used for the construction and purchase of production and research and development equipment, and the transfer of manufacturing operations from Millipore facilities pursuant to our separation agreement.

Cash flows provided by financing activities for the three months ended March 31, 2002 were $0.1 million and resulted from the $1.1 million cash collateratization on a $1.0 million standby letter of credit in connection with the execution of a new lease for our combined headquarters, research & development and manufacturing facility (see note 11 - Subsequent Event) offset by transfers of $1.2 million from Millipore as reimbursement of expenses. During the three months ended March 31, 2001, $1.1 million was transferred to Millipore as part of Millipore's centralized approach to cash management and financing our operations. As of March 31, 2002, we did not have any major outstanding capital commitments.

Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of our business and some of which arise from uncertainties related to global economies. We believe that our cash and cash equivalents together with expected cash collections from existing trade receivables will be sufficient to satisfy our working capital, capital expenditure, restructuring and research and development requirements for the next twelve months. We expect that our cash flow needs beyond this twelve-month period will be satisfied through cash flow generated from operations. Pursuant to the terms of the lease for our Bedford, Massachusetts facility, the landlord has an option to sell the facility to us at any time prior to November 2005, the end of the lease term, at 90% of the then current fair market value excluding the value of our lease. We estimate that the current fair market value of the facility is approximately $15.8 million. If our cash flows from operations are less than we expect, we may need to incur debt or issue additional equity. Also we may need to incur debt or issue equity to make a strategic acquisition or investment. There can be no assurance that we will be able to obtain necessary short-term or other financing on favorable terms or at all. If we are unable to obtain necessary financing, we may not have sufficient cash to operate our business.

Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under the provisions of SFAS 142, goodwill and intangible assets with indefinite lives are not amortized, but are tested for impairment annually, or whenever there is an impairment indicator. In addition, upon adoption of SFAS 142, all goodwill must be assigned to reporting units for purposes of impairment testing and is no longer subject to amortization.

We adopted SFAS 142 as of January 1, 2002. As required by SFAS 142, we performed an assessment of whether there was an indication that goodwill was impaired at the date of adoption. We determined that, for purposes of this, our business consists of liquid products and gas products reporting units and that our goodwill is attributable solely to the gas products reporting unit. We further determined the gas products reporting unit's fair value and compared it to the carrying value of the net assets of this reporting unit. As of January 1, 2002, the gas reporting unit's fair value exceeded its value of the net assets, and therefore there was no indication that goodwill was impaired.

Goodwill amortization expense was $0.2 million for the three months ended March 31, 2001. As a result of our adoption of SFAS 142, we ceased our goodwill amortization. We estimate that goodwill amortization expense would have been approximately $0.2 million for the three months ended March 31, 2002 and $0.9 million for the full year 2002.

In August 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which provides the accounting requirements for retirement obligations associated with tangible long-lived assets. This Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. This Statement is effective for the Company's 2003 fiscal year, and early adoption is permitted. The adoption of SFAS 143 is not expected to have a material impact on our consolidated results of operations, financial position or cash flows.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") effective January 1, 2002. SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and provides a single accounting model for long-lived assets to be disposed of. The adoption of SFAS 144 had no impact on our consolidated results of operations, financial position or cash flows.

Item 3. Quantative and Qualitative Disclosures about Market Risk

We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, and assets and liabilities denominated in currencies other than the U.S. dollar. We sell our products in many countries and a substantial portion of our net sales and a portion of our costs and expenses are denominated in foreign currencies. Approximately 63% of our net sales for the three months ended March 31, 2002 were derived from customers located outside of the U.S., principally in Asia including Japan, where we also manufacture. This exposes us to risks associated with changes in foreign currency that can adversely impact revenues, net income and cash flow. In addition, we are potentially subject to concentrations of credit risk, principally in accounts receivable, as historically we have relied on a limited number of customers for a substantial portion of our net sales. We perform ongoing credit evaluations of our customers and we generally do not require collateral. Our major customers are large, well-established microelectronics companies that have historically paid their accounts receivable balances with us. We do not currently hold derivative financial instruments and continue to evaluate our future hedging strategy.

                                     PART II
                                OTHER INFORMATION

Item 1.   Legal Proceedings

On March 19, 2002, the Osaka District Court, Osaka, Japan, issued a ruling dismissing all of the claims asserted by Kurabo Industries Ltd. against our subsidiary, Nihon Mykrolis KK, in a lawsuit commenced in July of 2000. The Osaka District Court also assessed court costs against Kurabo. The suit had alleged that a type of filter cartridge manufactured in Japan by Nihon Mykrolis infringed a Japanese patent held by Kurabo and sought $11 million in damages and an injunction against our future use of these filter cartridges. The period for appeal of the Osaka District Court's ruling expired on April 2, 2002.

Item 5.  Other Information

We entered into a Lease Agreement, dated as of April 1, 2002, with Nortel Networks HPOCS Inc. leasing a 175,000 square foot office, research and development and clean room manufacturing facility to us for a term of 12 years. The Lease Agreement provides us with two 5 year renewal options. This facility is located at 129 Concord Road, Billerica, MA. On May 13, 2002 we relocated our executive offices to this facility. We expect to move research and development and manufacturing operations currently conducted in Millipore's Jaffrey New Hampshire plant and in our Yonezawa Japan plant to this new Billerica facility during the third and fourth quarters of 2002.

Item 6. Exhibits and Reports on Form 8-K

a.        Exhibits

          10.1.1 Letter Agreement, dated March 13, 2002, between the Company and Jean-Paul Mangeolle
          10.1.2 Letter Agreement, dated March 13, 2002, between the Company and Gary Nadeau
          10.1.3 Lease Agreement, dated as of April 1, 2002, between the Company and Nortel Networks HPOCS Inc.

b.        Report on Form 8-K


No reports on Form 8-K have been filed by the Company during the fiscal quarter ended March 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              MYKROLIS CORPORATION
                                                Registrant

Date   May 15, 2002                            /s/ Bertrand Loy
                                            ---------------------
                                                 Bertrand Loy
                                    Vice President and Chief Financial Officer

Date   May 15, 2002                            /s/ Donna Wargo
                                            ---------------------
                                                 Donna Wargo
                               Corporate Controller and Chief Accounting Officer