Form 10-Q
period 2002-06-30
MYKROLIS CORP
filed 2002-08-13
CIK 1133082

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

              [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes [X]  No [_]

The Company had 39,655,352 shares of common stock outstanding as of August 1, 2002.

                              Mykrolis Corporation
                               INDEX TO FORM 10-Q

                                                                                   Page No.
Part I.  Financial Information                                                        3

Item 1.  Financial Statements                                                         3

         Condensed Consolidated Statements of Operations -
             Three and Six Months Ended June 30, 2002 and 2001                        3

         Condensed Consolidated Balance Sheets -
             June 30, 2002 and December 31, 2001                                      4

         Condensed Consolidated and Combined Statements of Shareholders' Equity
             and Comprehensive Income (Loss)- Six Months Ended June 30, 2002 and
             December 31, 2001                                                        5

         Condensed Consolidated Statements of Cash Flows -
             Six Months Ended June 30, 2002 and 2001                                  6

         Notes to Condensed Consolidated and Combined
             Financial Statements                                                     7

Item 2.  Management's Discussion and Analysis
             of Financial Condition and Results of Operations                        13

Item 3.  Quantitative and Qualitative Disclosures about Market Risks                 20

Part II. Other Information                                                           21

Item 6.  Exhibits and Reports on Form 8-K                                            21

         Signatures                                                                  22


                          PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

                              Mykrolis Corporation
                 Condensed Consolidated Statements of Operations
                      (In thousands except per share data)
                                   (Unaudited)

                                                            Three Months Ended June 30,   Six Months Ended June 30,
                                                            ---------------------------   -------------------------
                                                              2002              2001        2002           2001
                                                              ----              ----        ----           ----
    Net sales                                               $ 48,537        $  56,383     $  84,245     $  139,407
    Cost of sales                                             32,463           36,636        57,080         80,145
                                                            --------        ---------     ---------     ----------
    Gross profit                                              16,074           19,747        27,165         59,262
    Selling, general & administrative expenses                16,902           20,265        34,748         45,541
    Research & development expenses                            5,182            5,560         9,520         11,412
    Restructuring & other charges                                  -                -             -         12,556
                                                            --------        ---------      ---------    ----------
    Operating loss                                            (6,010)          (6,078)      (17,103)       (10,247)
    Other income (expense), net                                1,815             (715)        1,867         (1,018)
                                                            --------        ---------     ---------     ----------
    Loss before income taxes                                  (4,195)          (6,793)      (15,236)       (11,265)
    Income tax expense                                         2,570           20,580         3,970         22,150
                                                            --------        ---------     ---------     ----------
    Net loss                                                $ (6,765)       $ (27,373)    $ (19,206)    $  (33,415)
                                                            ========        =========     =========     ==========
    Basic and diluted loss per share                        $  (0.17)       $   (0.84)    $   (0.49)    $    (1.03)
    Shares used in computing basic and diluted loss
    per share:                                                39,629           32,500        39,565         32,500

The accompanying notes are an integral part of the condensed consolidated and combined financial statements.

                              Mykrolis Corporation
                      Condensed Consolidated Balance Sheets
                        (In thousands except share data)


                                                                                      June 30, 2002     December 31, 2001
                                                                                      -------------     -----------------
                                      ASSETS                                           (Unaudited)
                                      ------
Current assets
   Cash and cash equivalents                                                            $  77,110            $  82,831
   Accounts receivable (less allowance for doubtful accounts of $1,427 at June
   30, 2002 and $1,670 at December 31, 2001)                                               45,509               34,817
   Inventories                                                                             53,549               60,436
   Income tax receivable                                                                        -                9,000
   Deferred income taxes                                                                      924                  924
   Other current assets                                                                     3,017                1,348
                                                                                        ---------            ---------
Total current assets                                                                      180,109              189,356

Restricted cash                                                                             1,482                    -
Property, plant and equipment (less accumulated depreciation of $50,939 at June
30, 2002 and $44,392 at December 31, 2001)                                                 70,510               69,100
Deferred income taxes                                                                       4,872                4,872
Goodwill (less accumulated amortization of $3,845 at December 31, 2001)                    14,454               14,454
Other intangible assets (less accumulated amortization of $21,278 at June 30, 2002
and $20,417 at December 31, 2001)                                                           6,705                7,288
Other assets                                                                                4,876                4,420
                                                                                        ---------            ---------

Total assets                                                                            $ 283,008            $ 289,490
                                                                                        =========            =========
                       LIABILITIES AND SHAREHOLDERS' EQUITY
                       ------------------------------------

Current liabilities
   Current portion of capital lease obligations                                         $      78            $       -
   Accounts payable - Millipore Corporation                                                     -                1,928
   Accounts payable                                                                        14,109                5,402
   Accrued income taxes                                                                    12,461                9,616
   Accrued expenses                                                                        18,195               18,884
                                                                                        ---------            ---------
Total current liabilities                                                                  44,843               35,830

Long-term liabilities
Long-term portion of capital lease obligations                                                156                    -
Other liabilities                                                                          10,873               10,113
                                                                                        ---------            ---------
Total long-term liabilities                                                                11,029               10,113
                                                                                        ---------            ---------
Total liabilities                                                                          55,872               45,943

Shareholders' equity
   Preferred stock, par value $.01 per share, 5,000,000 shares authorized;
   no shares outstanding                                                                        -                    -
   Common stock, par value $.01 per share, 250,000,000 shares authorized;
   39,655,352 and 39,500,000 shares issued and outstanding                                    397                  395
   Additional paid-in capital                                                             321,726              326,618
   Accumulated deficit                                                                    (80,796)             (61,590)
   Accumulated other comprehensive loss                                                   (14,191)             (21,876)
                                                                                        ---------            ---------
Total shareholders' equity                                                                227,136              243,547
                                                                                        ---------            ---------

Total liabilities and shareholders' equity                                              $ 283,008            $ 289,490
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

                              Mykrolis Corporation
     Condensed Consolidated and Combined Statements of Shareholders' Equity
                         and Comprehensive Income (Loss)
                                 (In thousands)



                                                                                            Accumulated
                                                                                            -----------
                                                     Additional Shareholder's                  Other        Total
                                                     ---------- -------------                  -----        -----
                                        Common Shares  Paid-In       Net       Accumulated Comprehensive Shareholders' Comprehensive
                                        -------------  -------       ---       ----------- ------------- ------------- -------------
                                        Shares Amount  Capital    Investment     Deficit   Income (Loss)    Equity     Income (Loss)
                                        ------ ------  -------    ----------     -------   -------------    ------     -------------
Balance December 31, 2000............              --        --       253,732          --        (7,243)     246,489
Net change in unearned compensation
   and other stock-based
   compensation......................              --       503         3,240          --            --        3,743
Net transfers from (to) Millipore
   Corporation.......................              --     1,850        (1,141)         --            --          709
Payment of separation note to
   Millipore Corporation ............              --   (19,095)           --          --            --      (19,095)
Transfer to common stock and
   additional Paid-in capital........   32,500    325   249,469      (249,794)         --            --           --
Issuance of common stock - net of
   expenses..........................    7,000     70    93,891            --          --            --       93,961
Comprehensive loss:
           Net loss..................              --        --        (6,037)    (61,590)           --      (67,627)       (67,627)
           Foreign currency
             translations............              --        --            --          --       (14,633)     (14,633)       (14,633)
                                               ------  --------     ---------   ---------    ----------    ---------      ---------
Comprehensive loss                                                                                                        $ (82,260)
                                                                                                                          =========
Balance December 31, 2001............   39,500 $  395  $326,618     $      --   $ (61,590)   $  (21,876)   $ 243,547
                                        ====== ======  ========     =========   =========    ==========    =========
Net change in unearned compensation
   and other stock-based
   compensation *....................              --     1,103            --          --            --        1,103
Net transfer to Millipore
   Corporation*......................              --    (7,497)           --          --            --       (7,497)
Issuance of common stock - employee
   stock purchase plan and exercise
   of stock options*.................      155      2     1,502                                                1,504
Comprehensive loss:
           Net loss *................              --        --            --     (19,206)           --      (19,206)       (19,206)
           Foreign currency
             translations*...........              --        --            --          --         7,685        7,685          7,685
                                               ------  --------     ---------   ---------    ----------    ---------      ---------
Comprehensive loss * ................                                                                                     $ (11,521)
                                                                                                                          =========
Balance June 30, 2002 *..............   39,655 $  397  $321,726     $      --   $ (80,796)   $  (14,191)   $ 227,136
                                        ====== ======  ========     =========   =========    ==========    =========

The accompanying notes are an integral part of the condensed consolidated and combined financial statements.

*  unaudited

                              Mykrolis Corporation
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                                   Six months ended
                                                                                                        June 30,
                                                                                                   2002        2001
                                                                                                   ----        ----
Cash flows from operating activities:
   Net loss .................................................................................   $ (19,206)  $ (33,415)
     Adjustments to reconcile net loss to net cash used in operating activities:
        Income on investments ...............................................................          --         (34)
        Restructuring and other charges .....................................................          --      12,556
        Depreciation and amortization .......................................................       5,385       7,982
        Stock based compensation ............................................................       1,103         215
        Deferred income tax expense .........................................................          --      25,000
        Change in operating assets and liabilities:
          (Increase) decrease in accounts receivable ........................................      (7,551)     16,170
          Decrease (increase) in inventories ................................................       9,147     (13,478)
          Decrease in accounts payable - Millipore Corporation ..............................      (2,024)         --
          Increase (decrease) in accounts payable ...........................................       8,233      (9,804)
          (Increase) decrease in other operating assets .....................................      (1,429)      1,047
          Increase (decrease) in other operating liabilities ................................       2,687     (14,582)
                                                                                                ---------   ---------
             Net cash used in operating activities ..........................................      (3,655)     (8,343)
                                                                                                ---------   ---------

Cash flows from investing activities:
   Additions to property, plant and equipment ...............................................      (4,135)     (4,331)
                                                                                                ---------   ---------
             Net cash used in investing activities ..........................................      (4,135)     (4,331)
                                                                                                ---------   ---------

Cash flows from financing activities:
   Assignment of restricted cash ............................................................      (1,607)         --
   Net borrowings under separation revolving credit agreement - Millipore Corporation........          --      13,815
   Net transfers from (to) Millipore Corporation ............................................       1,503      (1,141)
   Proceeds from issuance of common stock for employee stock purchase plan and
   stock option exercises ...................................................................       1,502          --
                                                                                                ---------   ---------
             Net cash provided by financing activities ......................................       1,398      12,674
                                                                                                ---------   ---------

Effect of foreign exchange rates on cash and cash equivalents ...............................         671          --
                                                                                                ---------   ---------
Net decrease in cash and cash equivalents ...................................................      (5,721)         --
Cash and cash equivalents at beginning of period ............................................      82,831          --
                                                                                                ---------   ---------
Cash and cash equivalents at end of period ..................................................   $  77,110   $      --
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

                              Mykrolis Corporation
        Notes to Condensed Consolidated and Combined Financial Statements
                 (In thousands except share and per share data)

1. Background and Basis of Presentation

Background

On October 3, 2000, Millipore Corporation ("Millipore") announced its plan to spin-off its microelectronics business, which serves the semiconductor industry and certain related industries with products needed to manufacture semiconductor devices as well as a range of other products that now comprise Mykrolis Corporation ("the Company"). On October 16, 2000, the Company was incorporated in Delaware as a wholly-owned subsidiary of Millipore to receive Millipore's microelectronics business and to be the spun off company. The Company's business historically has been operated as a fully integrated business unit of Millipore. On March 31, 2001, Millipore transferred to the Company substantially all of the assets and liabilities associated with its microelectronics business (the "Separation"). The Company completed its initial public offering ("IPO") of 7.0 million shares of common stock on August 9, 2001 receiving net proceeds of approximately $94.1 million, after deducting underwriting commissions and offering expenses. The Company retained $75.0 million of the net proceeds and paid the balance to Millipore as repayment of amounts outstanding under inter-company loans incurred by the Company in connection with the Separation. After the initial public offering, Millipore owned 32.5 million shares or approximately 82.3% of the Company's total outstanding common stock. On February 27, 2002 (the "Distribution Date"), Millipore completed the separation of the Company through the distribution to its shareholders of all of the 32.5 million shares of the Company's common stock owned by Millipore on that date. The Company is now a fully independent company with 39.7 million shares outstanding at June 30, 2002.

Basis of Presentation

The condensed combined financial statements include amounts prior to March 31, 2001 that have been derived from the consolidated financial statements and accounting records of Millipore using the historical results of operations and historical basis of assets and liabilities of the Company's business. Management believes the assumptions underlying the combined financial statements are reasonable. However, the condensed combined financial information included herein may not necessarily reflect the Company's operating results, financial position and cash flows in the future or what they would have been had the Company been a separate, stand-alone entity during the period presented. The Company began accumulating retained earnings (accumulated deficit) on April 1, 2001, following the effective date of the Separation Agreement with Millipore, pursuant to which the assets and liabilities of the Company's business were transferred to the Company. The Company's condensed consolidated financial statements as of and for the quarter ended June 30, 2002 include all wholly-owned subsidiaries and assets and liabilities of the Company. All material intercompany transactions and balances between and among the Company's subsidiaries have been eliminated.

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

Interim Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared in accordance with the rules of the Securities and Exchange Commission for interim financial statements and do not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the audited consolidated and combined financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2001. The condensed financial information as of June 30, 2002 and for the three and six month periods ended June 30, 2002 and 2001 is unaudited, but includes all adjustments that management considers necessary for a fair presentation of the Company's condensed consolidated and combined results of operations, financial position and cash flows. All of these adjustments are of a normal recurring nature. Results for the six month period ended June 30, 2002 are not necessarily indicative of results to be expected for the full fiscal year 2002 or for any other future periods.

2. Restricted Cash

During the six months ended June 30, 2002 the Company was required to provide cash collateratization totaling $1,607 related to a security deposit under a new lease for its corporate headquarters, research and development and manufacturing facility and other security deposits. At June 30, 2002, this cash collateral was invested in U.S. federal agency securities and money market funds.

3. Stock Based Compensation

During the first quarter of 2002, the Company recognized $1,103 in stock based compensation expense associated with the accelerated vesting of all restricted shares of Millipore common stock held by certain of the Company's employees and the termination of two executives.

4. Restructuring and Other Charges

During the first and third quarters of 2001, the Company recorded restructuring and other charges of $12,556 and $4,922 in connection with the Company's separation from Millipore and in response to the prolonged duration and severity of the current semiconductor industry downturn. The two restructuring and other charges included $13,755 of employee severance costs, $1,672 in write-offs of equipment and leasehold improvements and $2,051 of net exit costs on leased properties. Key initiatives of the restructurings included:

     Consolidating manufacturing operations to eliminate redundant manufacturing processes. The Company is in the process of relocating some of its operations from two Millipore facilities in the U.S. In addition, the Company closed its manufacturing facility in England. This consolidation of the Company's manufacturing operations is expected to be completed by the end of 2002.

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

     These restructuring initiatives will result in the elimination of 358 positions worldwide. Notifications to employees were completed in the first and third quarters of 2001, however, a number of these employees will continue in their existing positions through the fourth quarter of 2002 with their related salary costs charged to operations as incurred. In the first six months of 2002, approximately $1,640 of the restructuring charge was utilized, consisting of $945 severance and associated benefits for 56 employees and $695 of leasehold write-offs and other exit costs.

Details of activities related to the restructuring and other charges recorded in the first and third quarters of 2001 are as follows:

                                                         Employee    Leasehold
                                                         severance   and other
                                                           costs       costs       Total
                      Balance at January 1, 2001          $      -   $      -    $      -
              Total restructuring and other charges         13,755      3,723      17,478
              Cash activity                                 (6,794)      (475)     (7,269)
              Non-cash activity                             (3,148)    (1,261)     (4,409)
                                                          --------   --------    --------

                      Balance at December 31, 2001        $  3,813   $  1,987    $  5,800
              Cash activity                                   (945)      (695)     (1,640)
              Change in estimate                            (1,802)     1,802           -
                                                          --------   --------    --------

                      Balance at June 30, 2002            $  1,066   $  3,094    $  4,160
                                                          ========   ========    ========

During the first quarter of 2002, several changes to prior estimates occurred resulting in the reversal of $1,802 in employee severance costs and a $1,802 increase in leasehold and other costs. These changes in estimate are primarily due to the higher than expected level of attrition of 49 employees, lower than expected severance benefits paid and continued deterioration in the real estate market conditions that have shortened the potential sublease term of the Company's office space in Bedford, Massachusetts. At June 30, 2002 the Company believes that approximately $1,066 of accrued employee severance costs relating to 30 employees will be substantially paid by the end of 2002. The Company believes that accrued leasehold and other exit costs at June 30, 2002 of $3,094 will be substantially paid by the lease expiration date in 2005.

5. Income Taxes

Prior to the Distribution Date, the Company's operating results were included in Millipore's consolidated U.S. and state income tax returns and in tax returns of certain Millipore foreign subsidiaries. Accordingly, income taxes were calculated on a separate return basis as if the Company filed tax returns separately from Millipore. At December 31, 2001, the Company had a $9,000 income tax receivable related to net operating loss carrybacks determined on a separate return basis. In accordance with the tax sharing agreement, during the first quarter of 2002, Millipore decided not to allow the Company to carryback these net-operating losses. As a result, the receivable was transferred to Millipore during the first quarter of 2002 and is reflected in the consolidated financial statements as a reduction to additional paid in capital included in shareholders' equity.

For the three months ended June 30, 2002, the Company recorded income tax expense of $2,570 with respect to certain foreign operations on a consolidated pre-tax loss of $4,195, yielding an effective tax rate of negative 61.3%. The income tax expense includes anticipated settlements from foreign tax audits for which the Company is responsible under its tax sharing agreement with Millipore. For the six months ended June 30, 2002, the Company recorded income tax expense of $3,970 with respect to foreign operations on a consolidated pre-tax loss of $15,236, yielding an effective tax rate of negative 26.1%.

For the three months ended June 30, 2001, the Company recorded income tax expense of $20,580 on a consolidated pre-tax loss of $6,793, yielding an effective tax rate of negative 303%. The income tax expense is primarily attributable to an increase in the valuation allowance or reserve against foreign tax credits on unremitted earnings of our foreign subsidiaries of approximately $18,000 and other U.S. deferred tax assets of approximately $4,300. SFAS 109, "Accounting for Income Tax," requires that we establish a valuation allowance or reserve when, based on an evaluation of objective verifiable evidence, we believe there is likelihood that some portion or all of the deferred tax assets will not be realized. For the six months ended June 30, 2001, the Company recorded income tax expense of $22,150 on a pre-tax loss of $11,265, yielding an effective tax rate of negative 196.6%.

6. Supplementary Financial Information

Balance Sheet Information

                                               June 30, 2002   December 31, 2001
                                                (Unaudited)
              Inventories

                            Raw materials       $  29,703           $39,294
                            Work in process        10,532             7,345
                            Finished goods         13,314            13,797
                                                ---------           -------

                                                $  53,549           $60,436
                                                =========           =======

7. Earnings Per Share

For the three and six months ended June 30, 2002 and 2001, basic and diluted loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. The weighted average basic and diluted shares outstanding calculation excludes those stock options for which the impact would have been antidilutive based on the Company's net loss. The number of options that were antidilutive for the three and six months ended June 30, 2002 were 6,625,420. There were no options outstanding for the three and six months ended June 30, 2001.

8. Business Segment Information

The Company operates in one reportable segment, the development, manufacture, sale and support services of consumables and capital equipment to semiconductor fabrication companies and to other companies using similar manufacturing processes, as well as to OEM suppliers to those companies. The Company's products include membrane and metal based filters, housings, precision liquid dispense filtration pumps, resin based gas purifiers and mass flow and pressure controllers. The products are used by customers in manufacturing operations to remove contaminants in liquid and gas processes, to purify liquids and gases, to measure and control flow rates and to control and monitor pressure and vacuum levels during the manufacturing process. The Company's products are sold worldwide through its direct sales force and through distributors in selected regions.

The Company attributes net sales to different geographic areas as presented in the table below.

Net sales

                Three Months Ended June 30,      Six Months Ended June 30,
                        (unaudited)                    (unaudited)
                        -----------                    -----------
                   2002              2001         2002              2001
                   ----              ----         ----              ----

United States    $15,839           $18,423      $28,926           $ 48,350
Japan             16,889            21,080       27,511             50,856
Asia              10,879             9,321       19,189             22,600
Europe             4,930             7,559        8,619             17,601
                 -------           -------      -------           --------

Total net sales  $48,537           $56,383      $84,245           $139,407
                 =======           =======      =======           ========

9.  Significant Customers and Concentration of Risk

Historically, the Company has relied on a limited number of customers for a substantial portion of its net sales. For the three months ended June 30, 2002 and 2001, one customer represented 15.5% and 16.1% of revenues, respectively. During the six months ended June 30, 2002 and 2001, one customer represented 11.8% and 16.8% of revenues, respectively.

10. Transactions with Millipore

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

During the three months ended June 30, 2002 and 2001, the Company purchased $846 and $750, respectively, of products from Millipore. Products sold to Millipore were $396 for the quarter ended June 30, 2002 and were not material for the quarter ended June 30, 2001. During the three months ended June 30, 2002 and 2001, $140 and $0, respectively, in royalty income from Millipore was recorded as other income (expense), net. The consolidated and combined financial statements include charges for services purchased under the transition service agreements between Millipore and the Company. These expenses were $1,296 and $3,537 for the three months ended June 30, 2002 and 2001, respectively. In addition, services provided to Millipore under the transition service agreement were $509 and $0 for the three months ended June 30, 2002 and 2001, respectively.

During the six months ended June 30, 2002 and 2001, the Company purchased $1,391 and $1,807, respectively, of products from Millipore. Products sold to Millipore were $901 for the six months ended June 30, 2002 and were not material for the six months ended June 30, 2001. During the six months ended June 30, 2002 and 2001, $270 and $0, respectively in royalty income from Millipore was recorded as other income (expense), net. The consolidated and combined financial statements include charges for services purchased under the transition service agreements between Millipore and the Company. These expenses were $2,814 and $13,799 for the six months ended June 30, 2002 and 2001, respectively. In addition, services provided to Millipore under the transition service agreement were $997 and $0 for the six months ended June 30, 2002 and 2001, respectively.

11. Commitments and Contingencies

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

On April 1, 2002 the Company entered into a 12-year lease for its new corporate headquarters, research and development and manufacturing facility. Annual rental payments under the lease are $2,451 for the first six years and $2,801 for the remaining six years plus basic operating costs and real estate taxes. Upon execution of the lease, the Company was required to issue an irrevocable standby letter of credit in the initial amount of $1,000 to be reduced by $125 on each of the first six anniversaries of commencement of the lease. This lease also provides the Company with two 5-year renewal options at market rent.

12. Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. Under the provisions of SFAS 142, goodwill and intangible assets with indefinite lives are not amortized, but tested for impairment annually, or whenever there is an impairment indicator. In addition, upon adoption of SFAS 142, all goodwill must be assigned to reporting units for purposes of impairment testing and is no longer subject to amortization.

The Company adopted SFAS 142 as required on January 1, 2002. Accordingly, the Company performed an assessment of whether goodwill was impaired at the date of adoption. The Company determined that for purposes of this assessment, the Company's business consists of liquid products and gas products reporting units, and that the goodwill is attributable solely to the gas products reporting unit. The Company further estimated the gas products reporting unit's fair value as determined by an independent valuation service company and compared it to the carrying value of the net assets of this reporting unit. As of January 1, 2002, the gas reporting unit's fair value exceeded the value of its net assets, and therefore goodwill was not impaired.

Goodwill amortization expense was $162 and $394 for the three months and six months ended June 30, 2001, respectively. The Company estimates that goodwill amortization expense would have been approximately $229 and $458 for the three and six months ended June 30, 2002, respectively. The following table presents a reconciliation of net loss and loss per share adjusted for the exclusion of goodwill (in thousands, except per share figures):

                                                     Three months ended June 30,            Six months ended June 30,

                                                       2002              2001               2002               2001
                                                       ----              ----               ----               ----
Net loss                                            $  (6,765)        $  (27,373)        $  (19,206)        $  (33,415)
Add: Goodwill amortization                                 --                162                 --                394
                                                    ---------         ----------         ----------         ----------

Adjusted net loss                                   $  (6,765)        $  (27,211)        $  (19,206)        $  (33,021)
                                                    =========         ==========         ==========         ==========

Basic and diluted loss per share                    $   (0.17)        $    (0.84)        $    (0.49)        $    (1.03)
Add: Goodwill amortization                                 --               0.01                 --               0.01
                                                    ---------         ----------         ----------         ----------

Adjusted basic and diluted loss per share           $   (0.17)        $    (0.83)        $    (0.49)        $    (1.02)
                                                    =========         ==========         ==========         ==========

As of June 30, 2002, goodwill amounted to $14,454 net of accumulated amortization at December 31, 2001. Other identifiable intangible assets of $6,705 (net of accumulated amortization) at June 30, 2002 are being amortized over their estimated useful lives ranging from 5 to 15 years. The following table summarizes other intangible assets by major intangible asset class.

                                                     As of June 30, 2002
                                                Gross carrying     Accumulated
                                                    amount         amortization

Patents                                            $16,121          $ 10,600
Unpatented technology                                8,505             7,707
Trademarks / tradenames                              2,906             2,891
Other                                                  451                80
                                                   -------          --------

                                                   $27,983          $ 21,278
                                                   =======          ========

Total amortization expense for the three and six months ended June 30, 2002 was $444 and $861, respectively. Estimated amortization expense for the fiscal years 2002 to 2006 is $1,725, $1,686, $1,241, $1,096 and $959, respectively.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue (EITF) No. 94-3. The Company will adopt the provision of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

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

Overview and Financial Condition

Mykrolis Corporation is a worldwide developer, manufacturer and supplier of liquid and gas delivery systems, components and consumables used to precisely measure, deliver, control and purify the process liquids, gases and chemicals, as well as the deionized water, photoresists and vacuum systems utilized in the semiconductor manufacturing process. In addition, the Company's products are used to manufacture a range of other products, such as flat panel displays, high purity chemicals, photoresists, solar cells, gas lasers, optical disks and fiber optic cables. Mykrolis was formerly the Microelectronics Division of Millipore Corporation.

On October 3, 2000, Millipore Corporation ("Millipore") announced its plan to spin-off its microelectronics business, which serves the semiconductor industry and certain related industries with products needed to manufacture semiconductor devices as well as a range of other products that now comprise the Company. On October 16, 2000, Mykrolis Corporation was incorporated in Delaware as a wholly-owned subsidiary of Millipore to receive Millipore's microelectronics business and to be the spun off company. As used herein, terms the "Company", "Mykrolis", "we", "us" and "our" each refer to Mykrolis Corporation and subsidiaries and to the historical operations of the microelectronics business of Millipore. Our business historically has been operated as a fully integrated business unit of Millipore. On March 31, 2001, Millipore transferred to us substantially all of the assets and liabilities associated with its microelectronics business (the "Separation"). We completed our initial public offering ("IPO") of 7 million shares of common stock on August 9, 2001 receiving net proceeds of approximately $94.1 million, after deducting underwriting commissions and offering expenses. We retained $75.0 million of the net proceeds and paid the balance to Millipore as repayment of amounts outstanding under inter-company loans incurred by Mykrolis in connection with the Separation. After the initial public offering, Millipore owned 32.5 million shares or approximately 82.3% of our total outstanding common stock. On February 27, 2002 (the "Distribution Date"), Millipore completed the separation of Mykrolis through the distribution to its shareholders of all of the 32.5 million shares of Mykrolis common stock owned by Millipore on that date. Mykrolis is now a fully independent company with 39.7 million shares outstanding at June 30, 2002.

In connection with our separation from Millipore, we entered into agreements with Millipore under which Millipore agreed to provide services to us during a transition period after the Separation date. The agreements relate to facilities services, information technology services, distribution, accounting, finance and other services and arrangements. Under these agreements, we reimburse Millipore for the cost of these services. The duration of each of the different transition service agreements varied depending on the anticipated time it would take for us to replace the service, but was generally for a one-year period. No agreement has been extended beyond the mutually agreed upon initial transition period, with the exception of the accounting and distribution services in Europe which was extended by one additional quarter until the end of the second quarter 2002. As most of these transition service agreements have expired without renewal, we have been able to provide these services ourselves or negotiate new agreements with various third parties as a separate stand-alone entity. We have been able to do this at costs at least as favorable as those paid to Millipore for these services. The last major step in our separation from Millipore will be terminating the use of Millipore's Information Technology Data Center, which is currently hosting our IT system operations. This last step will be completed during the first quarter of 2003 in accordance with our original transition service agreement. There can be no assurance that the terms we will be able to negotiate for these information technology services will be as favorable as those we had with Millipore. In addition, we have entered into agreements with Millipore for membrane manufacturing and supply, research and development, product distribution and contract manufacturing, generally for a five-year period. The foregoing transition agreements do not necessarily reflect the costs of obtaining the services from unrelated third parties or of our providing the applicable services ourselves. However, we believe that purchasing these services from Millipore provides us with an efficient means of obtaining these services during the transition period. In addition, we have agreed to provide transition services to Millipore, for which we will be reimbursed at our cost.

Basis of Presentation

Our condensed combined financial statements include amounts prior to March 31, 2001 that have been derived from the consolidated financial statements and accounting records of Millipore using the historical results of operations and historical basis of assets and liabilities of our business. We believe the assumptions underlying the condensed combined financial statements are reasonable. However, the condensed combined financial information included herein may not necessarily reflect our operating results, financial position and cash flows in the future or what they would have been had we been a separate, stand-alone entity during the periods presented. Because a direct ownership relationship did not exist among all our various units, Millipore's net investment in us is shown in lieu of stockholders' equity in the condensed combined financial statements prior to the Separation. We began accumulating retained earnings (accumulated deficit) on April 1, 2001, following the effective date of the Separation agreement with Millipore, pursuant to which our assets and liabilities were transferred to us. Our condensed consolidated financial statements as of and for the quarter ended June 30, 2002 include all our wholly-owned subsidiaries and our assets and liabilities. All material intercompany transactions and balances between and among our subsidiaries have been eliminated. Prior to March 31, 2001 Millipore allocated certain corporate expenses, including centralized research and development, legal, accounting, employee benefits, officers' salaries, facilities, insurance, information technology services, distribution, treasury and other Millipore corporate and infrastructure costs. These expense allocations were determined on a basis that Millipore and we consider to be a reasonable assessment of the utilization of services provided or the benefit received by us. At the Separation date, we entered into transition service agreements with Millipore for Millipore to provide specified functions and for us to reimburse Millipore for the cost of these functions. The agreements do not necessarily reflect the costs of obtaining the services from unrelated third parties or of our providing the applicable services ourselves. However, we believe that purchasing these services from Millipore provides us with an efficient means of obtaining these services during the transition period. In addition, we have agreed to provide transition services to Millipore, for which we will be reimbursed at our cost.

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

Restructuring and Other Charges

During the first and third quarters of 2001, we recorded restructuring and other charges of $12.6 and $4.9 million in connection with our separation from Millipore and in response to the prolonged duration and severity of the current semiconductor industry downturn. The two restructuring and other charges included $13.8 million of employee severance costs, $ 1.7 million in write-offs of equipment and leasehold improvements and $2.0 million of net exit costs on leased properties. Key initiatives of the restructurings included:

     Consolidating manufacturing operations to eliminate redundant manufacturing processes. We are in the process of relocating some of our operations from two Millipore facilities in the U.S. In addition, we have closed our manufacturing facility in England. This consolidation of our manufacturing operations is expected to be completed by the end of 2002.

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

     These restructuring initiatives resulted in the elimination of 358 positions worldwide. Notifications to employees were completed in the first and third quarters of 2001, however a number of these employees will continue in their existing positions through the fourth quarter of 2002 with their related salary costs charged to operations as incurred. In the second quarter of 2002, approximately $0.6 million of the restructuring charge was utilized, consisting of $0.3 million severance and associated benefits for 9 employees and $0.3 million of leasehold write-offs and other exit costs. At June 30, 2002 we believe that approximately $1.1 million of employee severance costs relating to 30 employees will be substantially paid by the end of 2002. We believe that accrued leasehold and other exit costs at June 30, 2002 of $3.1 million will be substantially paid by the lease expiration date in 2005.

Results of Operations

Operating trends and recent developments

The principal market we serve is the global semiconductor industry, a highly cyclical business. As a result, we have experienced significant variations in net sales and results of operations in the periods presented and such variations are likely to continue. We generally have limited backlog. The business environment continues to be uncertain, and there are no clear signs of a sustained industry upturn in future periods. The impact of the severe downturn in the semiconductor industry on our operations was mitigated slightly in the second quarter by an increase in sales of our consumable purification products, which depend upon the level of semiconductor device manufacturing activity rather than expansion of plant capacity. However, there can be no assurance that this increase in sales of consumable products will continue or as the to extent or duration of this cyclical downturn and its impact on us.

During the first half of 2002, we continued to experience softer demand for our liquid and gas delivery systems, components and consumables as compared to the first half of 2001. A number of our large customers have placed fewer orders as they attempted, we believe, to manage their demand and their inventories in response to weakness in their market. We have taken actions to reduce capital expenditures, operating costs and expenses in response to these adverse trends that began in the first quarter of 2001. In addition to the restructuring actions taken in 2001, during the fourth quarter of 2001 the top 150 employees in the Company took a temporary reduction in their annual salaries based on a sliding scale of up to 20 percent of annualized salary. Additionally, as of June 30, 2002 most employees have not and will not receive any salary increase for 2002.

Three months ended June 30, 2002 compared to three months ended June 30, 2001

Net Sales

Net sales were $48.5 million for the three months ended June 30, 2002, which represented a 13.9%, or $7.9 million, decrease from the three months ended June 30, 2001. This decrease was due to lower sales volume as a result of the severe downturn in the semiconductor industry, which began in the first quarter of 2001. Sales of microelectronics hardware have declined as new semiconductor fabrication plant construction and upgrades have declined due to industry over-capacity. In addition, sales of consumable purification products also declined, although to a lesser extent, as semiconductor fabrication plants have experienced lower manufacturing volumes and have focused on achieving manufacturing efficiencies and reducing material costs.

Sales by geography are summarized in the table below.

              Net Sales      In millions of U.S. Dollars            As a Percentage of Total Net Sales
                             ---------------------------            ----------------------------------

                                                  Three Months Ended June 30,
                                                          (unaudited)
                                2002              2001                    2002              2001
                                ----              ----                    ----              ----
United States                  $15.8             $18.4                    32.6%             32.6%
Japan                           16.9              21.1                    34.9              37.4
Asia                            10.9               9.3                    22.5              16.5
Europe                           4.9               7.6                    10.0              13.5
                               -----             -----                   -----             -----

       Total                   $48.5             $56.4                   100.0%            100.0%
                               =====             =====                   -----             -----

Gross Profit

Our gross profit as a percentage of net sales was 33.1% for the three months ended June 30, 2002 as compared to 35.0% for the three months ended June 30, 2001. The decrease was primarily due to reductions in product demand resulting in reduced leverage on our manufacturing overhead from the lower production volume. During the second quarter of 2002, manufacturing costs also increased by $0.6 million for redundant facility and labor expenses in order to safeguard the quality of our manufacturing processes while we transfer these processes into our new Billerica facility. We expect to complete the manufacturing transfer in the second half of 2002.

Operating Expenses

Selling, general and administrative expenses decreased 16.8% or $3.4 million, from $20.3 million in the three months ended June 30, 2001 to $16.9 million for the three months ended June 30, 2002. The decrease for the three months ended June 30, 2002 was due to the reduction in selling, general and administrative employees primarily as a result of the 2001 restructuring programs as well as actions to reduce discretionary spending.

Research and development expenses were $5.2 million in the three months ended June 30, 2002 a decrease of 7.1% or $.4 million compared to research and development expense of $5.6 million for the three months ended June 30, 2001. This decrease was due to reduced spending in response to the industry downturn. We continue to fund key research and development programs in spite of the current business environment uncertainties.

Other Income (Expense)-net

Other income (expense)-net increased $2.5 million from a net expense of $0.7 million for the three months ended June 30, 2001 to a net income of $1.8 million for the same period in 2002. The increase was attributed primarily to favorable unrealized foreign exchange gains of $1.6 million principally related to $12.4 million of temporary intercompany loans denominated in Euros. During the three months ended June 30, 2002 the Euro strengthened against the United States dollar by 12.2% versus, the same period in 2001 in which the Euro weakened against the United States dollar by 3.3%. In addition, realized foreign exchange gains in Asia increased $0.6 million. Interest income also increased by $0.2 million and royalty income from Millipore increased by $0.1 million during the three months ended June 30, 2002 compared to the three months ended June 30, 2001.

Income Tax Expense

Prior to the Distribution Date, our operating results were included in Millipore's consolidated U.S. and state income tax returns and in tax returns of certain Millipore foreign subsidiaries. Accordingly, income taxes were calculated on a separate return basis as if we filed tax returns separately from Millipore. At December 31, 2001, we had a $9.0 million income tax receivable related to net operating loss carrybacks determined on a separate return basis. In accordance with the tax sharing agreement, during the first quarter of 2002, Millipore decided not to allow us to carryback these net-operating losses. As a result, the receivable was transferred to Millipore during the first quarter of 2002 and is reflected in the consolidated financial statements as a reduction to additional paid in capital included in shareholders' equity.

For the three months ended June 30, 2002, we recorded income tax expense of $2.6 million with respect to certain foreign operations on a consolidated pre-tax loss of $4.2 million, yielding an effective tax rate of negative 61.3%. The income tax expense includes anticipated settlements of foreign tax audits for which the Company is responsible under its tax sharing agreement with Millipore.

For the three months ended June 30, 2001, we recorded income tax expense of $20.6 million on a consolidated pre-tax loss of $6.8 million, yielding an effective tax rate of negative 303%. The income tax expense is primarily attributable to an increase in the valuation allowance or reserve against foreign tax credits on unremitted earnings of our foreign subsidiaries of approximately $18.0 million and other U.S. deferred tax assets of approximately $4.3 million. SFAS 109, "Accounting for Income Tax," requires that we establish a valuation allowance or reserve when, based on an evaluation of objective verifiable evidence, we believe there is likelihood that some portion or all of the deferred tax assets will not be realized.

Six months ended June 30, 2002 compared to six months ended June 30, 2001.

Net Sales

Net sales were $84.2 million for the six months ended June 30, 2002, which represented a decrease of 39.6%, or $55.2 million, from the six months ended June 30, 2001. This decrease was due to lower sales volume as a result of the severe downturn in the semiconductor industry, which began in the first quarter of 2001. The decline in sales was significant in all geographic regions and across nearly all product families. Sales of microelectronics hardware have declined as new semiconductor fabrication plant construction and upgrades have declined due to industry over-capacity. In addition, sales of consumable purification products also declined, although to a lesser extent, as semiconductor fabrication plants have experienced lower manufacturing volumes and have focused on achieving manufacturing efficiencies and reducing material costs.

Sales by geography are summarized in the table below.

              Net Sales           In millions of U.S. Dollars        As a Percentage of Total Net Sales
                                  ---------------------------        ----------------------------------

                                                      Six Months Ended June 30,
                                                             (unaudited)
                                      2002            2001                 2002              2001
                                      ----            ----                 ----              ----
United States                        $28.9          $ 48.3                 34.3%             34.7%
Japan                                 27.5            50.9                 32.7              36.5
Asia                                  19.2            22.6                 22.8              16.2
Europe                                 8.6            17.6                 10.2              12.6
                                     -----          ------                -----             -----

       Total                         $84.2          $139.4                100.0%            100.0%
                                     =====          ======                -----             -----

Gross Profit

Our gross profit as a percentage of net sales was 32.3% for the six months ended June 30, 2002 as compared to 42.5% for the six months ended June 30, 2001. The decrease was primarily due to reductions in product demand resulting in reduced leverage on our manufacturing overhead from the lower production volume. We did respond to this change in demand during the first and third quarters of 2001 by restructuring our manufacturing operations. During the second quarter of 2002, manufacturing costs also increased by $0.6 million for redundant facility and labor expenses in order to safeguard the quality of our manufacturing processes while we transfer these processes into our new Billerica facility. This increase in manufacturing costs related to non-recurring redundant facility and labor expenses. We expect to complete the manufacturing transfer in the second half of 2002.

Operating Expenses

Selling, general and administrative expenses decreased 23.7% or $10.8 million, from $45.5 million in the six months ended June 30, 2001 to $34.7 million for the six months ended June 30, 2002. Excluding $1.1 million and $3.8 million of non-recurring separation related costs and expenses for the six months ended June 30, 2002 and June 30, 2001, respectively, selling, general and administrative expenses decreased by 19.4% or $8.1 million. The decrease for the six months ended June 30, 2002 was due to the reduction in selling, general and administrative employees primarily as a result of the 2001 restructuring programs as well as actions to reduce discretionary spending.

Research and development expenses were $9.5 million in the six months ended June 30, 2002 a decrease of 16.7% or $1.9 million compared to research and development expense of $11.4 million for the six months ended June 30, 2001. This decrease was due to reduced spending in response to the industry downturn. We continue to fund key research and development programs in spite of the current business environment uncertainties.

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

Other Income (Expense)-net

Other income (expense)-net increased $2.9 million from a net expense of $1.0 million for the six months ended June 30, 2001 to a net income of $1.9 million for the same period in 2002. The increase was attributed primarily to favorable unrealized foreign exchange gains of $1.3 million principally related to $12.4 million of temporary intercompany loans denominated in Euros. During the six months ended June 30, 2002 the Euro strengthened against United States dollar by 10.3%, versus the same period in 2001 in which the Euro weakened against the United States dollar by 11.0%. In addition, realized foreign exchange gains in Asia increased $0.8 million. Interest income also increased by $0.6 million and royalty income from Millipore increased by $0.2 million during the six months ended June 30, 2002 compared to the six months ended June 30, 2001.

Income Tax Expense

Prior to the Distribution Date, our operating results were included in Millipore's consolidated U.S. and state income tax returns and in tax returns of certain Millipore foreign subsidiaries. Accordingly, income taxes were calculated on a separate return basis as if we filed tax returns separately from Millipore. At December 31, 2001, we had a $9.0 million income tax receivable related to net operating loss carrybacks determined on a separate return basis. In accordance with the tax sharing agreement, during the first quarter of 2002, Millipore decided not to allow us to carryback these net-operating losses. As a result, the receivable was transferred to Millipore during the first quarter of 2002 and is reflected in the consolidated financial statements as a reduction to additional paid in capital included in shareholders' equity.

For the six months ended June 30, 2002, we recorded income tax expense of $4.0 million with respect to certain foreign operations on a consolidated pre-tax loss of $15.2 million, yielding an effective tax rate of negative 26.1%. The income tax expense includes anticipated settlements of foreign tax audits for which the Company is responsible under its tax sharing agreement with Millipore.

For the six months ended June 30, 2001, the Company recorded income tax expense of $22.2 million on a consolidated pre-tax loss of $11.3 million, yielding an effective tax rate of negative 196.6%. The income tax expense is primarily attributable to an increase in the valuation allowance or reserve against foreign tax credits on unremitted earnings of our foreign subsidiaries of approximately $18.0 million and other U.S. deferred tax assets of approximately $4.3 million. SFAS 109, "Accounting for Income Tax," requires that we establish a valuation allowance or reserve when, based on an evaluation of objective verifiable evidence, we believe there is likelihood that some portion or all of the deferred tax assets will not be realized.

Liquidity and Capital Resources

During the six months ended June 30, 2002, our net cash used in operating activities was $3.6 million as compared to net cash used in operating activities of $8.3 million during the six months ended June 30, 2001. The net cash used in operating activities resulted primarily from the Company's net loss of $19.2 million, the increase in accounts receivable of $7.6 million, offset by the decrease in inventory of $9.1 million, the increase in accounts payables of $8.2 million and depreciation and amortization of $5.4 million. Working capital at June 30, 2002 totaled $135.3 million including $77.1 million in cash and cash equivalents.

Our principal cash requirements have been to fund our operations and additions to property, plant and equipment that support the separation of our business from Millipore. In the six months ended June 30, 2002, cash flows used in investing activities were $4.1 million, primarily used for the construction and purchase of production and research and development equipment, and the transfer of manufacturing operations from Millipore facilities pursuant to our separation agreement. During the next three quarters we expect to spend an additional $15.0 million, of which we expect $5.0 to $10.0 million to be spent in the third quarter of 2002. The majority of these expenditures relate to the consolidation of manufacturing and research and development functions into the Billerica facility in the second half of 2002. This will mark one of the last major milestones in our separation from Millipore.

Cash flows provided by financing activities for the six months ended June 30, 2002 were $1.4 million and resulted from net transfers of $1.5 million from Millipore as reimbursement of expenses and $1.5 million generated by the issuance of 155,000 shares of common stock under our employee stock purchase and stock option plans. This was offset by $1.6 million in cash collateratization related to a security deposit under a new lease for our corporate headquarters, research and development and manufacturing facility and other security deposits. At June 30, 2002, this cash collateral was invested in U.S. federal agency securities and money market funds.

Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of our business and some of which arise from uncertainties related to global economies. We believe that our cash and cash equivalents together with expected cash collections from existing trade receivables will be sufficient to satisfy our working capital, capital expenditure, restructuring and research and development requirements for the next twelve months. We expect that our cash flow needs beyond this twelve-month period will be satisfied through cash flow generated from operations. Pursuant to the terms of the lease for our Bedford, Massachusetts facility, the landlord has an option to sell the facility to us at any time prior to November 2005, the end of the lease term, at 90% of the then current fair market value excluding the value of our lease. We estimate that the current fair market value of the facility is approximately $15.8 million. In addition, we believe approximately $4.6 million of accrued restructuring costs will be paid by 2005.

If our cash flows from operations are less than we expect, we may need to incur debt or issue additional equity. Also, we may need to incur debt or issue equity to make a strategic acquisition or investment. There can be no assurance that we will be able to obtain necessary short-term or other financing on favorable terms or at all. If we are unable to obtain necessary financing, we may not have sufficient cash to operate our business.

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

When used herein or in such statements, the words "anticipate", "believe", "estimate", "expect", "may", "will", "should" or the negative thereof and similar expressions as they relate to Mykrolis or its management are intended to identify such forward-looking statements. Potential risks and uncertainties that could affect Mykrolis' future operating results include: further deterioration in our revenues due to a prolonged downturn in the semiconductor industry; the reduction in orders from our key customers, who are likewise adversely impacted by the downturn in the semiconductor industry and which account for a large percentage of our sales; delays or disruptions in the transfer of the production of our products to our new manufacturing facility pursuant to the separation from Millipore; increased competition in our industry resulting in downward pressure on prices and reduced margins; increased costs associated with building out our business infrastructure in connection with our separation from Millipore; as well as those risks described under the headings "Risks Relating to our Business and Industry", "Risks Related to our Separation from Millipore" and "Risks Related to Securities Markets and Ownership of Our Common Stock" in
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Recently Issued Accounting Pronouncements

We adopted Financial Accounting Standards Board (the "FASB") Statement of Financial Accounting Standards ("SFAS") No. 142 as required on January 1, 2002. We performed an assessment of whether there was an indication that goodwill was impaired at the date of adoption. We determined that, for purposes of this, our business consists of liquid products and gas products reporting units and that our goodwill is attributable solely to the gas products reporting unit. We further estimated the gas products reporting unit's fair value, as determined by an independent valuation services company and compared it to the carrying value of the net assets of this reporting unit. As of January 1, 2002, the gas reporting unit's fair value exceeded its value of the net assets, and therefore goodwill was not impaired. Goodwill amortization expense was $0.2 million and $0.4 million for the three and six months ended June 30, 2001, respectively. As a result of our adoption of SFAS 142, we ceased our goodwill amortization effective January 1, 2002. We estimate that goodwill amortization expense would have been approximately $0.4 million for the six months ended June 30, 2002 and $0.9 million for the full year 2002.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue (EITF) No. 94-3. We will adopt the provision of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

Item 3. Quantative and Qualitative Disclosures about Market Risk

We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, and assets and liabilities denominated in currencies other than the U.S. dollar. We sell our products in many countries and a substantial portion of our net sales and a portion of our costs and expenses are denominated in foreign currencies. Approximately 65.7% of our net sales for the six months ended June 30, 2002 were derived from customers located outside of the U.S., principally in Asia including Japan, where we also manufacture. This exposes us to risks associated with changes in foreign currency that can adversely impact revenues, net income and cash flow. In addition, we are potentially subject to concentrations of credit risk, principally in accounts receivable, as historically we have relied on a limited number of customers for a substantial portion of our net sales. We perform ongoing credit evaluations of our customers and we generally do not require collateral. Our major customers are large, well-established microelectronics companies that have historically paid their accounts receivable balances with us. We do not currently hold derivative financial instruments and continue to evaluate our future hedging strategy.

                                     PART II
                                OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a.            Exhibits

       10.1.1   Letter Agreement with Robert E. Caldwell
       10.1.2   Letter Agreement with Thomas O. Pyle
       99.1 Certification of C. William Zadel, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted
                Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
       99.2 Certification of Bertrand Loy, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.            Report on Form 8-K

No reports on Form 8-K have been filed by the Company during the fiscal quarter ended June 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              MYKROLIS CORPORATION
                                   Registrant

Date    August 14, 2002                         /s/ Bertrand Loy
                                                ----------------

                                                    Bertrand Loy
                                  Vice President and Chief Financial Officer

Date    August 14, 2002                         /s/ Donna Wargo
                                                ---------------

                                                    Donna Wargo
                               Corporate Controller and Chief Accounting Officer