Form 10-Q/A
period 2002-06-30
MYKROLIS CORP
filed 2002-08-23
CIK 1133082

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                         (Amendment No. 1 to Form 10-Q)

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

                                 (978) 436-6500
               (Registrant's telephone number, include area code)

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

                                EXPLANATORY NOTE

This amendment of the Form 10-Q for the quarter ended June 30, 2002, of Mykrolis Corporation, which was filed on August 13, 2002, is being made to correct typographical errors in the Exhibits, which failed to include conformed signatures thereto.

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

         10.1     Letter Agreement with Robert E. Caldwell
         10.2     Letter Agreement with Thomas O. Pyle
         99.1 Certification of C. William Zadel, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
         99.2 Certification of Bertrand Loy, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Report on Form 8-K

         No reports on Form 8-K have been filed by the Company during the fiscal quarter ended June 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              MYKROLIS CORPORATION
                                   Registrant

Date       August 23, 2002                     /s/  Bertrand Loy
                                       ---------------------------------------
                                                   Bertrand Loy
                                      Vice President and Chief Financial Officer

Date       August 23, 2002                     /s/  Peter W. Walcott
                                         ----------------------------------
                                                 Peter W. Walcott
                                         Vice President and General Counsel

                                  EXHIBIT INDEX
                                  -------------

     Exhibit #                      Description
     ---------                      -----------

        10.1        Letter Agreement with Robert E. Caldwell
        10.2        Letter Agreement with Thomas O. Pyle
        99.1 Certification of C. William Zadel, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
        99.2 Certification of Bertrand Loy, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002