Form 10-Q
period 2002-09-28
MYKROLIS CORP
filed 2002-11-12
CIK 1133082

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 28, 2002

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

       Registrant's telephone number, include area code: (978) 436 - 6500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

The Company had 39,723,648 shares of common stock outstanding as of November 1, 2002.

                              Mykrolis Corporation
                               INDEX TO FORM 10-Q

                                                                                                                      Page No.

Part I.  Financial Information ......................................................................................    3

Item 1.  Financial Statements .......................................................................................    3

         Condensed Consolidated and Combined Statements of Operations -
               Three and Nine Months Ended September 28, 2002 and September 30, 2001 ................................    3

         Condensed Consolidated Balance Sheets -
               September 28, 2002 and December 31, 2001 .............................................................    4

         Condensed Consolidated and Combined Statements of Shareholders' Equity and Comprehensive
               Income (Loss)- Nine Months Ended September 28, 2002 and December 31, 2001 ............................    5

         Condensed Consolidated and Combined Statements of Cash Flows -
               Nine Months Ended September 28, 2002 and September 30, 2001 ..........................................    6

         Notes to Condensed Consolidated and Combined
               Financial Statements .................................................................................    7

Item 2.  Management's Discussion and Analysis
               of Financial Condition and Results of Operations .....................................................   14

Item 3.  Quantitative and Qualitative Disclosures about Market Risks ................................................   22

Item 4.  Controls and Procedures ....................................................................................   22

Part II. Other Information ..........................................................................................   23

Item 6.  Exhibits and Reports on Form 8-K ...........................................................................   23

         Signatures .................................................................................................   24

         Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ...................................   25

         Certifications Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002 .................................................................................   27

                          PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

                              Mykrolis Corporation
          Condensed Consolidated and Combined Statements of Operations
                      (In thousands except per share data)
                                   (Unaudited)

                                                             Three Months Ended              Nine Months Ended
                                                             ------------------              -----------------
                                                       September 28,  September 30,   September 28,   September 30,
                                                       -------------  -------------   -------------   -------------
                                                           2002           2001            2002            2001
                                                           ----           ----            ----            ----

Net sales ............................................    $47,740       $ 39,683        $131,985        $179,090

Cost of sales ........................................     29,628         29,081          86,708         109,226
                                                          -------       --------        --------        --------
Gross profit .........................................     18,112         10,602          45,277          69,864
Selling, general & administrative expenses ...........     18,719         19,178          53,467          64,719
Research & development expenses ......................      5,133          4,890          14,653          16,302
Restructuring & other charges ........................          -          4,922               -          17,478
                                                          -------       --------        --------        --------
Operating loss .......................................     (5,740)       (18,388)        (22,843)        (28,635)
Other income (expense), net ..........................          4            169           1,871            (849)
                                                          -------       --------        --------        --------
Loss before income taxes .............................     (5,736)       (18,219)        (20,972)        (29,484)
Income tax (benefit) expense .........................     (1,400)         1,500           2,570          23,645
                                                          -------       --------        --------        --------
Net loss .............................................    $(4,336)      $(19,719)       $(23,542)       $(53,129)
                                                          =======       ========        ========        ========

Basic and diluted loss per share .....................     $(0.11)      $  (0.54)       $  (0.59)        $ (1.57)
Shares used in computing basic and diluted loss
   per share: ........................................     39,655        36,423           39,595          33,813


    The accompanying notes are an integral part of the condensed consolidated and combined financial statements.

                              Mykrolis Corporation
                      Condensed Consolidated Balance Sheets
                        (In thousands except share data)

                                                                                          September 28, 2002     December 31, 2001
                                                                                          ------------------     -----------------
                                           ASSETS                                             (Unaudited)
                                           ------
Current assets:
     Cash and cash equivalents ..........................................................       $ 80,154             $ 82,831
     Accounts receivable (less allowance for doubtful accounts of $1,603 at September
       28, 2002 and $1,670 at December 31, 2001) ........................................         40,824               34,817
     Inventories ........................................................................         53,451               60,436
     Income tax receivable ..............................................................              -                9,000
     Deferred income taxes ..............................................................            924                  924
     Assets held for sale ...............................................................          1,215                    -
     Other current assets ...............................................................          2,481                1,348
                                                                                                --------             --------
                    Total current assets ................................................        179,049              189,356

Restricted cash .........................................................................          1,483                    -
Property, plant and equipment (less accumulated depreciation of $51,403 at September
  28, 2002 and $44,392 at December 31, 2001) ............................................         74,791               69,100
Deferred income taxes ...................................................................          4,872                4,872
Goodwill (less accumulated amortization of $3,845)                                                14,454               14,454
Other intangible assets (less accumulated amortization of $21,674 at September 28,
  2002 and $20,417 at December 31, 2001) ................................................          6,124                7,288
Other assets ............................................................................          4,687                4,420
                                                                                                --------             --------
Total assets ............................................................................       $285,460             $289,490
                                                                                                ========             ========

                           LIABILITIES AND SHAREHOLDERS' EQUITY
                           ------------------------------------
Current liabilities:
     Current portion of capital lease obligations .......................................       $     78             $      -
     Accounts payable - Millipore Corporation ...........................................              -                1,928
     Accounts payable ...................................................................         19,178                5,402
     Accrued income taxes ...............................................................         10,084                9,616
     Accrued expenses ...................................................................         24,422               18,884
                                                                                                --------             --------
               Total current liabilities ................................................         53,762               35,830

Long-term portion of capital lease obligations ..........................................            150                    -
Other long-term liabilities .............................................................         11,068               10,113
                                                                                                --------             --------
Total liabilities .......................................................................         64,980               45,943

Commitments and Contingencies ...........................................................              -                    -

Shareholders' equity:
     Preferred stock, par value $.01 per share, 5,000,000 shares authorized;
     none issued ........................................................................              -                    -

     Common stock, par value $.01 per share, 250,000,000 shares authorized;
     39,655,352 and 39,500,000 shares issued and outstanding, respectively ..............            397                  395
     Additional paid-in capital .........................................................        321,993              326,618
     Accumulated deficit ................................................................        (85,132)             (61,590)
     Accumulated other comprehensive loss ...............................................        (16,778)             (21,876)
                                                                                                --------             --------
               Total shareholders' equity ...............................................        220,480              243,547
                                                                                                --------             --------
Total liabilities and shareholders' equity ..............................................       $285,460             $289,490
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

                              Mykrolis Corporation
     Condensed Consolidated and Combined Statements of Shareholders' Equity
                         and Comprehensive Income (Loss)
                                 (In thousands)

                                                                                           Accumulated
                                                   Additional  Shareholder's                  Other          Total         Total
                                    Common  Shares  Paid-In         Net      Accumulated  Comprehensive  Shareholders' Comprehensive
                                    Shares  Amount  Capital     Investment     Deficit    Income (Loss)      Equity    Income (Loss)
                                    ------  ------  -------     ----------     -------    -------------      ------    -------------

Balance December 31, 2000 ..........            -        -        253,732           -        (7,243)        246,489
Net change in unearned compensation
   and other stock-based
   compensation ....................            -      503          3,240           -             -           3,743
Net transfers from (to) Millipore
   Corporation  ....................            -    1,850         (1,141)          -             -             709
Payment of separation note to
   Millipore Corporation ...........            -  (19,095)             -           -             -         (19,095)
Transfer to common stock and
   additional Paid-in capital ......32,500    325  249,469       (249,794)          -             -               -
Issuance of common stock - net of
   expenses ........................ 7,000     70   93,891              -           -             -          93,961
Comprehensive loss:
           Net loss ................            -        -         (6,037)    (61,590)            -         (67,627)      (67,627)
           Foreign currency
            translations ...........            -                                           (14,633)        (14,633)      (14,633)
                                             ----  -------       --------    --------      --------        --------      --------
                                                         -              -           -
Comprehensive loss .................                                                                                     $(82,260)
                                                                                                                         ========
Balance December 31, 2001 ..........39,500   $395 $326,618      $       -    $(61,590)     $(21,876)       $243,547
                                    ======   ==== ========      =========    ========      ========        ========

Stock - based compensation* ........            -    1,103              -           -             -           1,103
Net transfer to Millipore
   Corporation* ....................            -   (7,230)             -           -             -          (7,230)
Issuance of common stock - employee
   stock purchase plan and exercise
   of stock options* ...............   155      2    1,502                                                    1,504
Comprehensive loss:
           Net loss* ...............            -        -              -     (23,542)            -         (23,542)      (23,542)
           Foreign currency
            translations* ..........            -        -              -           -         5,098           5,098         5,098
                                             ----  -------      ---------    --------      --------        --------      --------
Comprehensive loss* ................                                                                                     $(18,444)
                                                                                                                         ========
Balance September 28, 2002* ........39,655   $397 $321,993      $       -    $(85,132)     $(16,778)       $220,480
                                    ======   ==== ========      =========    ========      ========        ========


*  unaudited

The accompanying notes are an integral part of the condensed consolidated and combined financial statements.

                              Mykrolis Corporation
          Condensed Consolidated and Combined Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                                             Nine months ended
                                                                                                        ----------------------------
                                                                                                        September 28,  September 30,
                                                                                                            2002           2001
                                                                                                            ----           ----
Cash flows from operating activities:
   Net loss ........................................................................................... $(23,542)      $(53,129)
      Adjustments to reconcile net loss to net cash used in operating activities:
           (Income) loss on investments ...............................................................      (58)           156
           Restructuring and other charges ............................................................        -         17,478
           Depreciation and amortization ..............................................................    9,066         11,625
           Stock based compensation ...................................................................    1,103            276
           Deferred income tax expense ................................................................        -         25,000
           Change in operating assets and liabilities:
              (Increase) decrease in accounts receivable ..............................................   (3,897)        47,266
              Decrease (increase) in inventories ......................................................    8,514         (9,918)
              Decrease in accounts payable - Millipore Corporation ....................................   (1,929)             -
              Increase (decrease) in accounts payable .................................................   13,560        (13,398)
              (Increase) decrease in other operating assets ...........................................     (951)         2,450
              Increase (decrease) in other operating liabilities ......................................    6,870        (10,449)
                                                                                                        --------       --------
                 Net cash provided by operating activities ............................................    8,736         17,357
                                                                                                        --------       --------
Cash flows from investing activities:
   Additions to property, plant and equipment .........................................................  (13,313)        (7,405)
                                                                                                         -------       --------
                 Net cash used in investing activities ................................................  (13,313)        (7,405)
                                                                                                         -------       --------
Cash flows from financing activities:
   Net proceeds from the issuance of common stock .....................................................        -         94,063
   Payment of separation note to Millipore Corporation ................................................        -        (22,877)
   Net transfers from (to) Millipore Corporation ......................................................    1,770         (1,141)
   Assignment of restricted cash ......................................................................   (1,608)             -
   Payments under capital leases ......................................................................       (6)             -
   Proceeds from issuance of common stock for employee stock purchase plan and
     stock option exercise ............................................................................    1,504              -
                                                                                                         -------       --------
                 Net cash provided by financing activities ............................................    1,660         70,045
                                                                                                         -------       --------
Effect of foreign exchange rates on cash and cash equivalents .........................................      240          1,109
                                                                                                         -------       --------
Net (decrease) increase in cash and cash equivalents ..................................................   (2,677)        81,106
Cash and cash equivalents at beginning of period ......................................................   82,831              -
                                                                                                         -------       --------
Cash and cash equivalents at end of period ............................................................ $ 80,154       $ 81,106
                                                                                                        ========       ========

Supplemental disclosures of cash flow information:
Cash paid during the period for:
    Interest .......................................................................................... $      2       $      -
    Income taxes ...................................................................................... $  2,013              -

Supplemental disclosure of non-cash activity:
    A capital lease obligation of $234 was incurred when the Company entered into a lease for phone equipment in June 2002

The accompanying notes are an integral part of the condensed consolidated and combined financial statements.

                              Mykrolis Corporation
        Notes to Condensed Consolidated and Combined Financial Statements
                 (In thousands except share and per share data)

1. Background and Basis of Presentation

Background

On October 3, 2000, Millipore Corporation ("Millipore") announced its plan to spin-off its microelectronics business, which serves the semiconductor industry and certain related industries with products needed to manufacture semiconductor devices as well as a range of other products that now comprise Mykrolis Corporation ("the Company"). On October 16, 2000, the Company was incorporated in Delaware as a wholly-owned subsidiary of Millipore to receive Millipore's microelectronics business and to be the spun-off company. Prior to March 2001, the Company's business was operated as a fully integrated business unit of Millipore. On March 31, 2001, Millipore transferred to the Company substantially all of the assets and liabilities associated with its microelectronics business (the "Separation"). The Company completed its initial public offering ("IPO") of
7.0 million shares of common stock on August 9, 2001 receiving net proceeds of approximately $94.1 million, after deducting underwriting commissions and offering expenses. The Company retained $75.0 million of the net proceeds and paid the balance to Millipore as repayment of amounts outstanding under inter-company loans incurred by the Company in connection with the Separation. After the initial public offering, Millipore owned 32.5 million shares or approximately 82.3% of the Company's total outstanding common stock. On February 27, 2002 (the "Distribution Date"), Millipore completed the spin-off of the Company through the distribution to its shareholders of all of the 32.5 million shares of the Company's common stock owned by Millipore on that date. The Company is now a fully independent company with 39.7 million shares outstanding at September 28, 2002.

Basis of Presentation

The condensed combined financial statements include amounts prior to March 31, 2001 that have been derived from the consolidated financial statements and accounting records of Millipore using the historical results of operations and historical basis of assets and liabilities of the Company's business. Management believes the assumptions underlying the combined financial statements are reasonable. However, the condensed combined financial information included herein may not necessarily reflect the Company's operating results, financial position and cash flows in the future or, what they would have been, had the Company been a separate, stand-alone entity during the periods presented. The Company began accumulating retained earnings (accumulated deficit) on April 1, 2001, following the effective date of the Separation Agreement with Millipore, pursuant to which the assets and liabilities of the Company's business were transferred to the Company. The Company's condensed consolidated financial statements as of and for the quarter ended September 2002 include all wholly-owned subsidiaries and assets and liabilities of the Company. All material intercompany transactions and balances between and among the Company's subsidiaries have been eliminated.

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

Millipore used a centralized approach to cash management and the financing of its operations. Prior to the Separation, cash deposits from the Company were transferred to Millipore on a regular basis and netted against Millipore's net investment. As a result, none of Millipore's cash, cash equivalents or debt at the corporate level were allocated to the Company in the consolidated combined financial statements. Changes in Millipore's net investment include net earnings of the Company plus net cash transfers to or from Millipore.

Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with the rules of the Securities and Exchange Commission for interim financial statements and do not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the audited consolidated and combined financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2001. The financial information as of September 2002 and for the three and nine month periods ended September 2002 and 2001 is unaudited, but includes all adjustments that management considers necessary for a fair presentation of the Company's consolidated and combined results of operations, financial position and cash flows. All of these adjustments are of a normal recurring nature. Results for the nine-month period ended September 2002 are not necessarily indicative of results to be expected for the full fiscal year 2002 or for any other future periods.

2. Restricted Cash

During the nine months ended September 2002 the Company was required to provide cash collateratization totaling $1,608 related to a security deposit under a new lease for its corporate headquarters, research and development and manufacturing facility and other security deposits. At September 28, 2002, this cash collateral was invested in U.S. federal agency securities and money market funds.

3. Stock Based Compensation

During the first quarter of 2002, the Company recognized $1,103 in stock based compensation expense associated with the accelerated vesting of all restricted shares of Millipore common stock held by certain of the Company's employees and the termination of two executives.

4. Restructuring and Other Charges

During the first and third quarters of 2001, the Company recorded restructuring and other charges of $12,556 and $4,922, respectively, in connection with the Company's separation from Millipore and in response to the prolonged duration and severity of the current semiconductor industry downturn. The two restructuring and other charges included $13,755 of employee severance costs, $1,672 in write-offs of equipment and leasehold improvements and $2,051 of net exit costs on leased properties. Key initiatives of the restructurings included:

       Consolidating manufacturing operations to eliminate redundant manufacturing processes. The Company is in the process of relocating some of its operations from Millipore facilities in the U.S. In addition, the Company closed its manufacturing facility in England. This consolidation of the Company's manufacturing operations is expected to be completed by the end of 2002.

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

       These restructuring initiatives resulted in the elimination of 358 positions worldwide. Notifications to employees were completed in the first and third quarters of 2001, however, a number of these employees will continue in their existing positions through the fourth quarter of 2002 with their related salary costs charged to operations as incurred. In the first nine months of 2002, approximately $2,149 of the restructuring charge was utilized, consisting of $1,238 severance and associated benefits for 66 employees and $911 of leasehold write-offs and other exit costs.

Details of activities related to the restructuring and other charges recorded in the first and third quarters of 2001 are as follows:

                                                                             Employee     Leasehold
                                                                            severance     and other
                                                                              costs       exit costs      Total
                                                                             -------       -------       -------
       Total restructuring and other charges .............................   $13,755       $ 3,723       $17,478
       Cash activity .....................................................    (6,794)         (475)       (7,269)
       Non-cash activity .................................................    (3,148)       (1,261)       (4,409)
                                                                             -------       -------       -------
                Restructuring reserve balance at December 31, 2001 .......   $ 3,813       $ 1,987       $ 5,800
       Cash activity .....................................................    (1,238)         (911)       (2,149)
       Change in estimate ................................................    (1,638)        1,638            --
                                                                             -------       -------       -------
                Restructuring reserve balance at September 28, 2002 ......   $   937       $ 2,714       $ 3,651
                                                                             =======       =======       =======

During the first and third quarters of 2002, several changes to prior estimates occurred resulting in the reversal of $1,638 in employee severance costs and a $1,638 increase in leasehold and other costs. These changes in estimate are primarily due to the higher than expected level of attrition of 55 employees, lower than expected severance benefits paid and continued deterioration in the real estate market conditions that have shortened the potential sublease term and decreased the sublease rental per square foot of the Company's office space in Bedford, Massachusetts. The Company believes that approximately $937 of accrued employee severance and pension costs relating to 11 employees will be substantially paid by the end of 2002. The accrued lease expense and other exit costs at September 28, 2002 of $2,714 will be paid by the lease expiration date in 2005.

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

For the three months ended September 2002, the Company recorded income tax benefit of $1,400 on a consolidated pre-tax loss of $5,736, yielding an effective tax rate of 24.4%. The income tax benefit resulted from changes in expected full year losses and the overall geographic mix of foreign operations income and loss. For the nine months ended September 2002, the Company recorded income tax expense of $2,570 with respect to foreign operations on a consolidated pre-tax loss of $20,972, yielding an effective tax rate of negative 12.3%. The income tax expense includes anticipated settlements from foreign tax audits for which the Company is responsible under its tax sharing agreement with Millipore

For the three months ended September 2001, the Company recorded an income tax expense of $1,500 on a consolidated pre-tax loss of $18,219, yielding an effective tax rate of negative 8.2%. SFAS 109, "Accounting for Income Taxes," requires that a valuation allowance be established when, based on an evaluation of objective verifiable evidence, there is a likelihood that some portion or all of the deferred tax assets will not be realized. In the second quarter of 2001, the Company increased its valuation allowance against deferred tax assets by $22,300. The valuation allowance is primarily attributed to foreign tax credits on unremitted earnings from foreign subsidiaries of $18,000, and other U.S. deferred tax assets of $ 4,300. For the nine months ended September 2001, the Company recorded income tax expense of $23,645 on a pre-tax loss of $29,484, yielding an effective tax rate of negative 80.2%.

6. Inventories

Inventories are summarized as follows:

                                     September 28, 2002       December 31, 2001
                                     ------------------       -----------------
      Raw materials ................       $28,034               $39,294
      Work in process ..............         9,293                 7,345
      Finished goods ...............        16,124                13,797
                                           -------               -------
                                           $53,451               $60,436
                                           =======               =======

7. Earnings Per Share

For the three and nine months ended September 2002 and 2001, basic and diluted loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the respective period. The weighted average basic and diluted shares outstanding calculation excludes those stock options for which the impact would have been antidilutive based on the Company's net loss. The number of options that were antidilutive for the three and nine months ended September 2002 and 2001 were 6,609,715 and 1,945,400 respectively.

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

Net sales

                                                           Three Months Ended                       Nine Months Ended
                                                               (unaudited)                             (unaudited)
                                                   September 28,        September 30,       September 28,       September 30,
                                                        2002                2001                 2002                2001
                                                        ----                ----                 ----                ----
United States ...................................     $13,234              $11,741             $42,160             $60,091
Japan ...........................................      18,512               14,535              46,023              65,391
Asia ............................................      11,354                8,065              30,543              30,665
Europe ..........................................       4,640                5,342              13,259              22,943
                                                      -------              -------            --------            --------
Total net sales .................................     $47,740              $39,683            $131,985            $179,090
                                                      =======              =======            ========            ========

9. Significant Customers and Concentration of Risk

Historically, the Company has relied on a limited number of customers for a substantial portion of its net sales. For the three months ended September 2002 and 2001, one customer represented 15.8% and 12.9% of revenues, respectively. During the nine months ended September 2002 and 2001, one customer represented 13.2% and 14.5% of revenues, respectively. There were no other customers that accounted for more than 10% of revenues during any of these periods.

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

During the three months ended September 2002, and 2001, the Company purchased $613 and $624, respectively, of products from Millipore. Products sold to Millipore were $388 for the quarter ended September 2002 included in Net sales and were not material for the quarter ended September 2001. During the three months ended September 2002 and 2001, $129 and $395, respectively, in royalty income from Millipore was recorded as other income (expense), net. The consolidated and combined financial statements include charges for services purchased under the transition service agreements between Millipore and the Company. These expenses were $1,762 and $3,375 for the three months ended September 2002 and 2001, respectively. In addition, charges for services provided by the Company to Millipore under the transition service agreements were $544 and $567 for the three months ended September 2002 and 2001, respectively.

During the nine months ended September 2002 and 2001, the Company purchased $2,004 and $2,431, respectively, of products from Millipore. Products sold to Millipore were $1,289 for the nine months ended September 2002 included in net sales and were not material for the nine months ended September 2001. During the nine months ended September 2002 and 2001, $399 and $395, respectively in royalty income from Millipore was recorded as other income (expense), net. The consolidated and combined financial statements include charges for services purchased under the transition service agreements between Millipore and the Company. These expenses were $4,576 and $17,174 for the nine months ended September 2002 and 2001, respectively. In addition, receipts for services provided by the Company to Millipore under the transition service agreements were $1,541 and $1,130 for the nine months ended September 2002 and 2001, respectively.

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

As of April 1, 2002 the Company entered into a 12-year lease for its new corporate headquarters, research and development and manufacturing facility. Annual rental payments under the lease are $2,451 for the first six years and $2,801 for the remaining six years plus basic operating costs and real estate taxes. Upon execution of the lease, the Company was required to issue an irrevocable standby letter of credit in the initial amount of $1,000 to be reduced by $125 on each of the first six anniversaries of commencement of the lease. This lease also provides the Company with two 5-year renewal options at market rent.

12. Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. Under the provisions of SFAS 142, goodwill and intangible assets with indefinite lives are not amortized, but tested for impairment annually or whenever there is an impairment indicator. In addition, upon adoption of SFAS 142, all goodwill must be assigned to reporting units for purposes of impairment testing and is no longer subject to amortization.

The Company adopted SFAS 142 as required on January 1, 2002. Accordingly, the Company performed an assessment of whether goodwill was impaired at the date of adoption. The Company determined that for purposes of this assessment, the Company's business consists of liquid products and gas products reporting units, and that the goodwill is attributable solely to the gas products reporting unit. The Company further estimated the gas products reporting unit's fair value, as determined by an independent valuation service company, and compared it to the carrying value of the net assets of this reporting unit. As of January 1, 2002, the gas reporting unit's fair value exceeded the value of its net assets, and therefore goodwill was not impaired.

Goodwill amortization expense was $221 and $555 for the three months and nine months ended September 2001, respectively. The Company estimates that goodwill amortization expense would have been approximately $229 and $686 for the three and nine months ended September 2002, respectively. The following table presents a reconciliation of net loss and loss per share adjusted for the exclusion of goodwill (in thousands, except per share figures):


                                                                         Three months ended               Nine months ended
                                                                   September 28,    September 30,   September 28,   September 30,
                                                                        2002            2001             2002            2001
                                                                        ----            ----             ----            ----
Net loss ........................................................      $(4,336)        $(19,719)       $(23,542)       $(53,129)
Add: Goodwill amortization ......................................            -              221               -             555
                                                                       -------         --------        --------        --------
Adjusted net loss ...............................................      $(4,336)        $(19,498)       $(23,542)       $(52,574)
                                                                       =======         ========        ========        ========
Basic and diluted loss per share ................................      $ (0.11)        $  (0.54)       $  (0.59)       $  (1.57)
Add: Goodwill amortization ......................................            -             0.01               -            0.02
                                                                       -------         --------        --------        --------
Adjusted basic and diluted loss per share .......................      $ (0.11)        $  (0.53)       $  (0.59)       $  (1.55)
                                                                       =======         ========        ========        ========

As of September 28, 2002, goodwill amounted to $14,454 net of accumulated amortization at December 31, 2001. Other identifiable intangible assets of $6,124 (net of accumulated amortization) at September 28, 2002 are being amortized over their estimated useful lives ranging from 5 to 15 years. The following table summarizes other intangible assets by major intangible asset class.

                                         As of September 28, 2002
                                    Gross carrying       Accumulated
                                        amount           amortization
                                    --------------       ------------
Patents ............................    $16,121             $10,878
Unpatented technology ..............      8,505               7,897
Trademarks / tradenames ............      2,906               2,892
Other ..............................        266                   7
                                        -------             -------
                                        $27,798             $21,674
                                        =======             =======

Total amortization expense for the three and nine months ended September 2002 was $396 and $1,257, respectively. Estimated amortization expense for the fiscal years 2002 to 2006 is $1,666, $1,613, $1,178, $1,082 and $959, respectively.

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

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which excludes from the definition of long-lived assets goodwill and other intangibles that are not amortized in accordance with SFAS 142. SFAS 144 requires that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also expands the reporting of discontinued operations to include components of an entity that have been or will be disposed of rather than limiting such discontinuance to a segment of a business. This Statement is effective for the Company's 2002 fiscal year. The adoption of SFAS 144 had no material impact on the Company's consolidated results of operations, financial position or cash flows.

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

13. Assets Held for Sale and Impairment

During the third quarter of 2002, the Company decided to place specific manufacturing machinery up for sale. This equipment was owned by the Company and placed with a subcontractor on its property for the machining of certain Mykrolis sub-components. Due to a permanent decline in business volume with this subcontractor, the machinery was recovered from the subcontractor in the third quarter. This recovered machinery consists of a combination of fifteen lathes, machining centers, and processing equipment. The Company wrote down the value of this machinery to estimated fair market value in the third quarter and incurred a $970 impairment loss, which was included as a component of "Cost of sales."

The details of the asset impairment are as follows:

         Net book value of equipment before impairment .... $2,185
         Impairment of book value .........................  ( 970)
                                                            -------
         Net book value of equipment after impairment ..... $1,215
                                                            ======

The impairment was based upon the actual sale price of some of this machinery in the fourth quarter of 2002 and estimates of fair market value of similar machinery received from external independent equipment brokers. The assets have been classified as "Assets held for sale" at September 28, 2002.

14. Subsequent Event

On October 24, 2002, the Company announced measures to streamline its organization and to further optimize the manufacturing of its products across its manufacturing facilities worldwide. These measures will result in a seven to ten percent reduction of the Company's workforce. The severance and other costs relating to this workforce reduction are estimated at $1.5 million. The Company is also considering additional restructuring actions; the extent, estimated costs and timing of these actions have not yet been determined.

In October 2002, the Company sold surplus machinery (assets held for sale) generating cash proceeds of $715.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

You should read the following discussion of the Company's financial condition and results of operations along with the consolidated and combined financial statements and accompanying notes included herein. This discussion contains forward-looking statements and involves numerous risks and uncertainties, which are described under "Forward Looking Statements" below. The Company's actual results may differ materially from those contained in any forward-looking statements.

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

On October 3, 2000, Millipore Corporation ("Millipore") announced its plan to spin-off its microelectronics business, which serves the semiconductor industry and certain related industries with products needed to manufacture semiconductor devices as well as a range of other products that now comprise the Company. On October 16, 2000, Mykrolis Corporation was incorporated in Delaware as a wholly-owned subsidiary of Millipore to receive Millipore's microelectronics business and to be the spun-off company. As used herein, terms the "Company", "Mykrolis", "we", "us" and "our" each refer to Mykrolis Corporation and subsidiaries and to the historical operations of the microelectronics business of Millipore. Prior to March 2001 our business was operated as a fully integrated business unit of Millipore. On March 31, 2001, Millipore transferred to us substantially all of the assets and liabilities associated with its microelectronics business (the "Separation"). We completed our initial public offering ("IPO") of 7 million shares of common stock on August 9, 2001 receiving net proceeds of approximately $94.1 million, after deducting underwriting commissions and offering expenses. We retained $75.0 million of the net proceeds and paid the balance to Millipore as repayment of amounts outstanding under inter-company loans incurred by Mykrolis in connection with the Separation. After the initial public offering, Millipore owned 32.5 million shares or approximately 82.3% of our total outstanding common stock. On February 27, 2002 (the "Distribution Date"), Millipore completed the spin-off of Mykrolis through the distribution to its shareholders of all of the 32.5 million shares of Mykrolis common stock owned by Millipore on that date. Mykrolis is now a fully independent company with 39.7 million shares outstanding at September 28, 2002.

In connection with our separation from Millipore, we entered into agreements with Millipore under which Millipore agreed to provide services to us during a transition period after the Separation date. The agreements relate to facilities services, information technology services, distribution, accounting, finance and other services and arrangements. Under these agreements, we reimburse Millipore for the cost of these services. The duration of each of the different transition service agreements varied depending on the anticipated time it would take for us to replace the service, but was generally for a one-year period. No agreement has been extended beyond the mutually agreed upon initial transition period, with the exception of the accounting and distribution services in Europe which was extended by one additional quarter until the end of the second quarter 2002. As most of these transition service agreements have expired without renewal, we have been able to provide these services ourselves or negotiate new agreements with various third parties as a separate stand-alone entity. We have been able to do this at costs at least as favorable as those paid to Millipore for these services. The last major step in our separation from Millipore will be terminating the use of Millipore's Information Technology Data Center, which is currently hosting our IT system operations. This last step will be completed during the first half of 2003 in accordance with our original transition service agreement. There can be no assurance that the terms we will be able to negotiate for these information technology services will be as favorable as those we had with Millipore. In addition, we have entered into agreements with Millipore for membrane manufacturing and supply, research and development, product distribution and contract manufacturing, generally for a five-year period. The foregoing transition agreements do not necessarily reflect the costs of obtaining the services from unrelated third parties or of our providing the applicable services ourselves. However, we believe that purchasing these services from Millipore provides us with an efficient means of obtaining these services during the transition period. In addition, we have agreed to provide transition services to Millipore, for which we will be reimbursed at our cost.

Basis of Presentation

Our condensed combined financial statements include amounts prior to March 31, 2001 that have been derived from the consolidated financial statements and accounting records of Millipore using the historical results of operations and historical basis of assets and liabilities of our business. We believe the assumptions underlying the condensed combined financial statements are reasonable. However, the condensed combined financial information included herein may not necessarily reflect our operating results, financial position and cash flows in the future or what they would have been had we been a separate, stand-alone entity during the periods presented. Because a direct ownership relationship did not exist among all our various units, Millipore's net investment in us is shown in lieu of stockholders' equity in the combined financial statements prior to the Separation. We began accumulating retained earnings (accumulated deficit) on April 1, 2001, following the effective date of the Separation agreement with Millipore, pursuant to which our assets and liabilities were transferred to us. Our consolidated financial statements as of and for the quarter ended September 2002 include all our wholly-owned subsidiaries and our assets and liabilities. All material intercompany transactions and balances between and among our subsidiaries have been eliminated. Prior to March 31, 2001 Millipore allocated certain corporate expenses, including centralized research and development, legal, accounting, employee benefits, officers' salaries, facilities, insurance, information technology services, distribution, treasury and other Millipore corporate and infrastructure costs. These expense allocations were determined on a basis that Millipore and we consider to be a reasonable assessment of the utilization of services provided or the benefit received by us. At the Separation date, we entered into transition service agreements with Millipore for Millipore to provide specified functions and for us to reimburse Millipore for the cost of these functions. The agreements do not necessarily reflect the costs of obtaining the services from unrelated third parties or of our providing the applicable services ourselves. However, we believe that purchasing these services from Millipore provides us with an efficient means of obtaining these services during the transition period. In addition, we have agreed to provide transition services to Millipore, for which we will be reimbursed at our cost.

Millipore used a centralized approach to cash management and the financing of its operations. Prior to the Separation, our cash deposits were transferred to Millipore on a regular basis and netted against Millipore's net investment. As a result, none of Millipore's cash, cash equivalents or debt at the corporate level were allocated to us in our condensed combined financial statements through the third quarter of 2001. Changes in Millipore's net investment include our net earnings plus net cash transfers to or from Millipore. After the Separation but prior to the initial public offering, cash deposits were netted against the Separation Revolving Credit Agreement.

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

       These restructuring initiatives resulted in the elimination of 358 positions worldwide. Notifications to employees were completed in the first and third quarters of 2001, however a number of these employees will continue in their existing positions through the fourth quarter of 2002 with their related salary costs charged to operations as incurred. In the third quarter of 2002, approximately $0.5 million of the restructuring charge was utilized, consisting of $0.3 million severance and associated benefits for 14 employees and $0.2 million of leasehold write-offs and other exit costs. At September 28, 2002 we believe that approximately $0.9 million of employee severance costs relating to 11 employees will be substantially paid by the end of 2002. We believe that accrued leasehold and other exit costs at September 28, 2002 of $2.7 million will be substantially paid by the lease expiration date in 2005.

Results of Operations

Operating trends and recent developments

The principal market we serve is the global semiconductor industry, a highly cyclical business. As a result, we have experienced significant variations in net sales and results of operations in the periods presented and such variations are likely to continue. We generally have limited backlog. We believe the business environment will be uncertain, and there are no clear signs of a sustained industry upturn in future periods. The impact of the severe downturn in the semiconductor industry on our operations was somewhat mitigated in the third quarter of 2002 by the recurring revenue stream of our consumable purification products, which depends upon the level of semiconductor device manufacturing activity rather than expansion of plant capacity. However, there can be no assurance that this increase in sales will continue or as to the extent or duration of this cyclical downturn and its impact on us.

During the nine months ended September 2002, we continued to experience softer demand for our liquid and gas delivery systems, components and consumables. A number of our large customers have placed fewer orders as they attempted, we believe, to manage their demand and their inventories in response to weakness in their market. We have taken actions to reduce capital expenditures, operating costs and expenses in response to these adverse trends that began in the first quarter of 2001.

On October 24, 2002, we announced measures to streamline our organization and to further optimize the manufacturing of our products across our manufacturing facilities worldwide. These measures will result in a seven to ten percent reduction of our workforce. The severance and other costs relating to this workforce reduction are estimated at $1.5 million. We are also considering additional restructuring actions; the extent, estimated costs and timing of these actions have not yet been determined.

As of September 2002 most employees have not received any salary increase for 2002. During the fourth quarter of 2001 the top 150 employees including the officers in the Company took a temporary reduction in their annual salaries based on a sliding scale of up to 20 percent of annualized salary. These salaries will be reinstated in full or in part during the fourth quarter of 2002.

Three months ended September 2002 compared to three months ended September 2001

Net Sales

Net sales were $47.7 million for the three months ended September 2002 which represented a 20.3%, or $8.1 million, increase from the three months ended September 2001. Sales of both equipment and consumable products increased during the three month period ended September 2002 in most of our major markets.

Sales by geography are summarized in the table below.

   Net Sales     In millions of U.S. Dollars  As a Percentage of Total Net Sales
                 ---------------------------  ----------------------------------
                                          Three Months Ended
                                          ------------------
                   September 28,   September 30,   September 28,   September 30,
                        2002            2001            2002            2001
                        ----            ----            ----            ----
United States ....      $13.2           $11.8           27.7%           29.5%
Japan ............       18.5            14.5           38.8            36.5
Asia .............       11.3             8.1           23.8            20.7
Europe ...........        4.7             5.3            9.7            13.3
                        -----           -----          -----           -----
     Total .......      $47.7           $39.7          100.0%          100.0%
                        =====           =====          =====           =====

Gross Profit

Our gross profit as a percentage of sales was 37.9% for the three months ended September 28, 2002 as compared to 26.7% for the three months ended September 30, 2001. The improvement was primarily due to an increase in manufacturing overhead absorption related to higher demand and inventory build-up in preparation of the manufacturing product line transfers from Jaffrey, NH and Yonezawa, Japan to Billerica, MA. Favorable product mix sold also contributed to the increase in gross margins.

Operating Expenses

Selling, general and administrative expenses decreased 2.4% or $0.5 million, from $19.2 million in the three months ended September 30, 2001 to $18.7 million for the three months ended September 28, 2002. The decrease for the three months ended September 28, 2002 was due to the reduction in selling, general and administrative employees primarily as a result of the 2001 restructuring programs as well as actions to reduce discretionary spending.

Research and development expenses were $5.1 million in the three months ended September 28, 2002 an increase of 5.0% or $0.2 million compared to research and development expense of $4.9 million for the three months ended September 30, 2001. During the quarter, we continued to fund key research and development programs in spite of the current business environment uncertainties.

Restructuring and Other Charges

During the three months ended September 2001, we recorded a restructuring charge of $4.9 million in response to the prolonged duration and severity of the current semiconductor industry downturn. The restructuring charge included $2.5 million of employee severance costs, a $0.7 million write-off of equipment and leasehold improvements, and $1.7 million of exit costs on leased property.

Other Income (Expense)-net

Other income (expense)-net decreased $0.2 million from a net income of $0.2 million for the three months ended September 30, 2001 to $0.0 million for the three months ended September 28, 2002. The reduction in other income was attributed primarily to unfavorable unrealized foreign exchange losses of $0.2 million. For the three months ended September 28, 2002 compared to the three months ended September 30, 2001, an increase of $0.3 million of income from investments accounted for under the equity method was offset by a $0.3 million decrease in royalty income from Millipore.

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

For the three months ended September 2002, we recorded income tax benefit of $1.4 million on a consolidated pre-tax loss of $5.7 million, yielding an effective tax rate of 24.4%. The income tax benefit resulted from changes in expected full year losses and the overall geographic mix of foreign operations income and loss.

For the three months ended September 2001, we recorded an income tax expense of $1.5 million on a consolidated pre-tax loss of $18.2 million, yielding an effective tax rate of negative 8.2%. The income tax expense is primarily attributable to an increase in the valuation allowance or reserve against foreign tax credits on unremitted earnings of our foreign subsidiaries of approximately $18.0 million and other U.S. deferred tax assets of approximately $4.3 million. SFAS 109, "Accounting for Income Tax," requires that we establish a valuation allowance or reserve when, based on an evaluation of objective verifiable evidence, we believe there is likelihood that some portion or all of the deferred tax assets will not be realized.

Nine months ended September 28, 2002 compared to nine months ended September 30, 2001.

Net Sales

Net sales were $132.0 million for the nine months ended September 28, 2002, which represented a decrease of 26.3%, or $47.1 million, from the nine months ended September 30, 2001. This decrease was a result of the severe downturn in the semiconductor industry, which began in the first quarter of 2001. The decline in sales was significant in all geographic regions and across nearly all product families. Sales of microelectronics hardware have declined as new semiconductor fabrication plant construction and upgrades have declined due to industry over-capacity. In addition, sales of consumable purification products also declined, although to a lesser extent, as semiconductor fabrication plants have experienced lower manufacturing volumes and have focused on achieving manufacturing efficiencies and reducing material costs.

Sales by geography are summarized in the table below.

  Net Sales     In millions of U.S. Dollars   As a Percentage of Total Net Sales
                ---------------------------   ----------------------------------
                                          (unaudited)
                                      Nine Months Ended
                                      -----------------
                 September 28,   September 30,  September 28,   September 30,
                      2002           2001            2002            2001
                      ----           ----            ----            ----

United States ...   $ 42.2         $ 60.1           31.9%            33.6%
Japan ...........     46.0           65.4           34.9             36.5
Asia ............     30.5           30.7           23.1             17.1
Europe ..........     13.3           22.9           10.1             12.8
                     -----          -----          -----            -----
     Total ......   $132.0         $179.1          100.0%          100.0%
                    ======         ======          =====           =====

Gross Profit

Our gross profit as a percentage of net sales was 34.3% for the nine months ended September 28, 2002 as compared to 39.0% for the nine months ended September 30, 2001. The decrease was primarily due to reductions in product demand resulting in reduced leverage on our manufacturing overhead from the lower production volume. We did respond to this change in demand during the first and third quarters of 2001 by restructuring our manufacturing operations. During the nine months ended September 2002, manufacturing costs also increased by $1.7 million for redundant facility and labor expenses in order to safeguard the quality of our manufacturing processes while we transfer these processes into our new Billerica facility. This increase in manufacturing costs related to non-recurring redundant facility and labor expenses. We expect to complete the manufacturing transfer in the first quarter of 2003. In addition, $1.0 million of non-recurring impairment charges associated with manufacturing machinery no longer utilized (and classified as assets held for sale) were recorded during the nine months ended September 28, 2002.

Operating Expenses

Selling, general and administrative expenses decreased 17.4% or $11.2 million, from $64.7 million in the nine months ended September 30, 2001 to $53.5 million for the nine months ended September 28, 2002. Excluding $1.1 million and $4.3 million of non-recurring separation related costs and expenses for the nine months ended September 2002 and 2001, respectively, selling, general and administrative expenses decreased by 13.2% or $8.0 million. The decrease for the nine months ended September 28, 2002 was due to the reduction in selling, general and administrative employees primarily as a result of the 2001 restructuring programs as well as actions to reduce discretionary spending.

Research and development expenses were $14.7 million in the nine months ended September 28, 2002 a decrease of 10.1% or $1.6 million compared to research and development expense of $16.3 million for the nine months ended September 30, 2001. This decrease was due to reduced spending in response to the industry downturn. During the year we continued to fund key research and development programs in spite of the current business environment uncertainties.

Restructuring and Other Charges

During the nine months ended September 2001, we recorded restructuring and other charges of $17.5 million in connection with our separation from Millipore, to improve our manufacturing asset utilization and to resize our overall cost structure in response to the current semiconductor industry downturn. The restructuring and other charges included $13.8 million of employee severance costs, a $1.7 million write-off of equipment and leasehold improvements, $2.0 million of lease costs at the vacated Bedford, MA facility.

Other Income (Expense)-net

Other income (expense)-net increased $2.7 million from a net other expense of $0.8 million for the nine months ended September

30, 2001 to a net other income of $1.9 million for the nine months ended September 28, 2002. The increase was attributed to favorable unrealized foreign exchange gains of $0.7 million principally related to $12.4 million of intercompany loans made by the corporate office denominated in Euro to European subsidiaries. During the nine months ended September 28, 2002 the Euro strengthened against United States dollar by 9.2%, versus the same period in 2001 in which the Euro weakened against the United States dollar by 3.6%. In addition, realized foreign exchange transaction gains in Asia increased $1.2 million in the 2002 period. Interest income also increased by $0.6 million and income on equity investments increased $0.4 million during the nine months ended September 28, 2002 compared to the nine months ended September 30, 2001.

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

For the nine months ended September 28, 2002, we recorded income tax expense of $2.6 million with respect to certain foreign operations on a consolidated pre-tax loss of $21.0 million, yielding an effective tax rate of negative 12.3%. The income tax expense includes anticipated settlements of foreign tax audits for which the Company is responsible under its tax sharing agreement with Millipore and changes in expected full year losses and the overall geographic mix of income and loss.

For the nine months ended September 30, 2001, the Company recorded income tax expense of $23.6 million on a consolidated pre-tax loss of $29.5 million, yielding an effective tax rate of negative 80.2%. The income tax expense is primarily attributable to an increase in the valuation allowance or reserve against foreign tax credits on unremitted earnings of our foreign subsidiaries of approximately $18.0 million and other U.S. deferred tax assets of approximately $4.3 million. SFAS 109, "Accounting for Income Tax," requires that we establish a valuation allowance or reserve when, based on an evaluation of objective verifiable evidence, we believe there is a likelihood that some portion or all of the deferred tax assets will not be realized.

Liquidity and Capital Resources

During the nine months ended September 28, 2002, our net cash provided by operating activities was $8.7 million as compared to net cash provided by operating activities of $17.4 million during the nine months ended September 30, 2001. The net cash provided by operating activities resulted primarily from the Company's net loss of $23.5 million, the increase in accounts receivable of $3.9 million, offset by the decrease in inventory of $8.5 million, the increase in accounts payables of $13.6 million and depreciation and amortization of $9.1 million. Working capital at September 28, 2002 totaled $124.9 million including $80.2 million in cash and cash equivalents.

Our principal cash requirements have been to fund our operations and additions to property, plant and equipment that support the separation of our business from Millipore. In the nine months ended September 28, 2002, cash flows used in investing activities were $13.3 million, primarily used for the construction and purchase of production and research and development equipment, and the transfer of manufacturing operations from Millipore facilities pursuant to our separation agreement. During the next three quarters we expect to spend an additional $9.0 million, of which we expect $5.0 to $7.0 million to be spent in the fourth quarter of 2002. The majority of these expenditures relates to the consolidation of manufacturing and research and development functions into our headquarters facility in Billerica in the second half of 2002.

Cash flows provided by financing activities for the nine months ended September 28, 2002 were $1.7 million and resulted from net transfers of $1.8 million from Millipore as reimbursement of expenses and $1.5 million generated by the issuance of 155,000 shares of common stock under our employee stock purchase and stock option plans. This was offset by $1.6 million in cash collateratization related to a security deposit under a new lease for our corporate headquarters, research and development and manufacturing facility and other security deposits. At September 28, 2002, this cash collateral was invested in U.S. federal agency securities and money market funds.

In October 2002, we generated cash proceeds of $0.7 million from the partial sale of manufacturing machinery (assets held for sale) consisting of a combination of fifteen lathes, machining centers, and processing equipment

Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of our business and some of which arise from uncertainties related to global economies. We believe that our cash and cash equivalents together with expected cash collections from existing trade receivables will be sufficient to satisfy our working capital, capital expenditure, restructuring and research and development requirements for the next twelve months. We expect that our cash flow needs beyond this twelve-month period will be satisfied through cash flow generated from operations. Pursuant to the terms of the lease for our vacated Bedford, Massachusetts facility, the landlord has an option to sell the facility to us at any time prior to November 2005, the end of the lease term, at 90% of the then current market value, excluding the value of the lease. Approximately $3.7 million of accrued restructuring costs will be paid by the end of 2005.

If our cash flows from operations are less than we expect, we may need to incur debt or issue additional equity. Also, we may need to incur debt or issue equity to make strategic acquisitions or investments. There can be no assurance that we will be able to obtain necessary short-term or other financing on favorable terms or at all. If we are unable to obtain necessary financing, we may not have sufficient cash to operate our business.

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

Recently Issued Accounting Pronouncements

We adopted Financial Accounting Standards Board (the "FASB") Statement of Financial Accounting Standards ("SFAS") No. 142 as required on January 1, 2002. We performed an assessment of whether there was an indication that goodwill was impaired at the date of adoption. We determined that, for purposes of this, our business consists of liquid products and gas products reporting units and that our goodwill is attributable solely to the gas products reporting unit. We estimated the gas products reporting unit's fair value, as determined by an independent valuation services company and compared it to the carrying value of the net assets of this reporting unit. As of January 1, 2002, the gas reporting unit's fair value exceeded its value of the net assets, and therefore goodwill was not impaired. Goodwill amortization expense was $0.3 million for the nine months ended September 30, 2001. As a result of our adoption of SFAS 142, we ceased our goodwill amortization effective January 1, 2002. We estimate that goodwill amortization expense would have been approximately $0.7 million for the nine months ended September 28, 2002 and $0.9 million for the full year 2002.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, and assets and liabilities denominated in currencies other than the U.S. dollar. We sell our products in many countries and a substantial portion of our net sales and a portion of our costs and expenses are denominated in foreign currencies. Approximately 68.0% of our net sales for the nine months ended September 28, 2002 were derived from customers located outside of the U.S., principally in Asia including Japan, where we also manufacture. This exposes us to risks associated with changes in foreign currency that can adversely impact revenues, net income and cash flow. In addition, we are potentially subject to concentrations of credit risk, principally in accounts receivable, as historically we have relied on a limited number of customers for a substantial portion of our net sales. We perform ongoing credit evaluations of our customers and we generally do not require collateral. Our major customers are large, well-established microelectronics companies that have historically paid their accounts receivable balances with us. We do not currently hold derivative financial instruments and continue to evaluate our future hedging strategy.

Item 4. Controls and Procedures

The Company's Chairman and Chief Executive Officer, C. William Zadel, and Chief Financial Officer, Bertrand Loy, evaluated the effectiveness of the Company's Disclosure Controls and Procedures (as that term is defined in Rule 13a-14(c) under the Securities Exchange of 1934, as amended) as of November 1, 2002. Based on that evaluation, Messrs. Zadel and Loy concluded that the Company's Disclosure Controls and Procedures were effective.

Since November 1, 2002 there have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls. No corrective actions with regard to significant deficiencies and material weaknesses were taken or required to be taken.

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


           No reports on Form 8-K have been filed by the Company during the fiscal quarter ended September 28, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              MYKROLIS CORPORATION
                                   Registrant

Date  November 12, 2002                    /s/ Bertrand Loy
                              -------------------------------------------
                                             Bertrand Loy
                              Vice President and Chief Financial Officer

Date  November 12, 2002                   /s/ Robert Hammond
                              -------------------------------------------
                                            Robert Hammond
                                         Corporate Controller

                                 CERTIFICATIONS*

I, C. William Zadel, Chairman of the Board and Chief Executive Officer of Mykrolis Corporation, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Mykrolis Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date November 12, 2002            /s/ C. William Zadel
                           ----------------------------------
                                   C. William Zadel
                               Chief Executive Officer

I, Bertrand Loy, Chief Financial Officer of Mykrolis Corporation, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Mykrolis Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date November 12, 2002                       /s/ Bertrand Loy
                                ------------------------------------------
                                               Bertrand Loy
                                Vice President and Chief Financial Officer

* Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.