Form 10-K
period 2002-12-31
MYKROLIS CORP
filed 2003-03-13
CIK 1133082

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 001-16611

MYKROLIS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	04-3536767
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

129 Concord Road, Billerica, MA	01821
(Address of principal executive offices)	(Zip Code)

(978) 436-6500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered
Common Stock, $0.01 Par Value	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendment to this Form 10-K.    ☐

As of June 28, 2002, the aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant was approximately $467,208,111 based on the closing price on that date on the New York Stock Exchange.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☒    No  ☐

As of January 31, 2003, 39,725,004 shares of the registrant’s Common Stock were outstanding.

Documents Incorporated by Reference

Document	Incorporated into Form 10-K
Definitive Proxy Statement, dated March 28, 2003	Part III

Part I

Item 1.    Business.

The Company

Mykrolis Corporation is a Delaware corporation organized on October 16, 2000 under the name Millipore MicroElectronics, Inc. in connection with the proposed spin-off by Millipore Corporation of its microelectronics business unit. On March 27, 2001, we changed our name to Mykrolis Corporation. On March 31, 2001, Millipore effected the separation of our business from Millipore’s business by transferring to us substantially all of the assets and liabilities associated with its microelectronics business. On August 9, 2001 we completed an initial public offering of 7,000,000 shares of our common stock, representing approximately 17.7% of the 39,500,000 total shares of the Company’s common stock outstanding. On February 27, 2002, Millipore completed the spin-off of Mykrolis by distributing to its stockholders the 32,500,000 shares of our common stock that it had held since our initial public offering. In the 1970’s and early 1980’s, Millipore internally developed products with applications in semiconductor manufacturing, which became the Millipore microelectronics business unit. Subsequently, through internal development and acquisitions, Millipore expanded that business unit into the business that now makes up Mykrolis Corporation. Unless the context otherwise requires, the terms “Mykrolis”, “we”, “our”, or the “Company” mean Mykrolis Corporation and its subsidiaries and the term “Millipore” means Millipore Corporation and its subsidiaries when referring to periods prior to March 31, 2001 and Millipore Corporation and its subsidiaries other than Mykrolis when referring to periods subsequent to March 31, 2001.

Mykrolis is a worldwide developer, manufacturer and supplier of liquid and gas delivery systems, components and consumables used to precisely measure, deliver, control and purify the process liquids, gases and chemicals, as well as the deionized water, photoresists and vacuum systems, that are used in the semiconductor manufacturing process. In addition, our products are used to manufacture a range of other products, such as flat panel displays, high purity chemicals, photoresists, solar cells, gas lasers, optical and magnetic storage devices and fiber optic cables. The Company’s products include membrane and metal based filters, housings, precision liquid dispense filtration pumps, resin based gas purifiers and mass flow and pressure controllers. The products are used by customers in manufacturing operations to remove contaminants in liquid and gas processes, to purify liquids and gases, to measure and control flow rates and to control and monitor pressure and vacuum levels during the manufacturing process. Mykrolis sells its products worldwide through a direct sales force and through distributors in selected regions.

We offer thousands of products grouped in 250 product categories, including more than 2,500 consumable products. Our consumable products are used by our customers in the manufacturing process and require periodic replacement to maintain the purity and precision of the manufacturing process. Our products use purification technologies to remove particles, ions and molecules from liquid and gas streams. Our component and subsystem products use electro-mechanical, pressure differential and related technologies, to permit semiconductor and other electronics manufacturers to monitor and control the flow and condition of liquids, gases and vacuum systems used in these manufacturing processes. Our specially designed proprietary filters remove sub-micron sized particles and bubbles from the different chemical fluid streams, typically liquid or gas, that are used in the manufacturing process.

Information About Our Operating Segment

The Company operates in one reportable business segment: the development, manufacture and sale of consumable purification products and capital equipment to semiconductor fabrication companies and other companies using similar manufacturing processes, as well as to OEM suppliers to those companies. The Company also provides capital equipment warranty and repair services to customers in this segment. In 2002, 2001 and 2000 approximately 69%, 67% and 61%, respectively, of our net sales were made to customers outside the Americas. Industry and geographic segment information is discussed in Note 13 to the Mykrolis Corporation Consolidated and Combined Financial Statements (the “Financial Statements”) included in Item 8 below, which Note is hereby incorporated herein by reference.

Products, Technologies and Applications

Our products include equipment and consumable products used in the manufacture of semiconductors and other electronic devices. Our equipment products comprise components and subsystems used to monitor and control the delivery of process liquids and gases that are used in the semiconductor manufacturing process. Our consumable products comprise liquid filters and gas filters and purifiers, which purify the process fluids used in the semiconductor manufacturing process. Equipment accounted for 35%, 42% and 50% of our net sales for the years ended December 31, 2002, 2001 and 2000, respectively, and consumable products accounted for, 65%, 58% and 50%, respectively, of our net sales in these same periods. In each of these periods photochemical dispense systems and gas flow measurement and control products each accounted for approximately 30% of our net sales from equipment, and liquid filtration and purification products accounted for more than two-thirds of our net sales from consumable products. In each of our last three fiscal years, our sales of pressure measurement and control products, vacuum gauges, valves and controllers and our sales outside of the semiconductor industry have each accounted for less than 10% of our net sales in such periods. Our two product classes include the following specific product types:

Equipment Product Class

Photochemical Dispense Systems

Based upon our proprietary integrated, high precision photochemical filtration and dispense systems that utilize patented two-stage technology, we believe that we are the only supplier to the microelectronics industry with integrated filtration and dispense technology. Our proprietary technology also includes our Connectology™ technology, low hold-up volume disposable filters, hollow fiber membrane technology and patented digital valve control technology. Two-stage technology, as opposed to conventional single-stage technology, allows for filtering and dispensing of photochemicals at different rates, reducing defects in wafers. Connectology technology allows for filter changes in less than two minutes, faster than our conventional filters and with less potential exposure to hazardous chemicals. Low hold-up volume disposable filters reduce the amount of expensive chemicals lost each time a filter is changed. Hollow fiber membrane technology allows the process liquids and gases to flow through the hollow center of a straw-like tube made of a porous membrane material. Digital valve control technology improves chemical uniformity on wafers and improves ease of operation in the fabrication plant. In addition, high precision liquid dispense systems based on our proprietary patented technology enable uniform application of photoresists for the spin-coating process where uniformity is measured in units of Angstroms, a fraction of the thickness of a human hair.

Gas Flow Measurement and Control Products

We offer a complete product family of digital and analog mass flow controllers to meet the stringent requirements of semiconductor processing. Mass flow controllers are devices that automatically and precisely measure and control the flow rates of multiple liquids and gases into the process chamber in order to maintain circuit quality, reduce maintenance requirements and prolong the life of the equipment used in the manufacturing process. We have also developed pressure-based mass flow controllers, which measure and control the liquids and gases by controlling the pressure applied to these fluids. Our IntelliFlow™ product platform combines our gas measurement and control products with the DeviceNet™ communications protocol to provide a digital solution to achieve advanced process control and network communications. The embedded diagnostics software provides real time feedback as to gas measurement and control performance thereby minimizing costly unscheduled down time.

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

Vacuum Gauges, Valves and Controllers

We offer a wide range of vacuum instruments consisting of vacuum measurement sensors and associated power supplies and display units. Our vacuum valves are used between the process chamber and the pump that delivers the gas to the process chamber and can withstand temperatures of 150 degrees Celsius. These vacuum gauges directly measure the level of pressure in the process chamber and between the process chamber and a pump. These gauges can measure pressures as low as 0.1 Torr, which is a fraction of the Earth’s atmospheric pressure. We also manufacture a range of vacuum controllers that take the signals from the vacuum gauges and provide the necessary control signals to the vacuum valves in order to maintain precise processing parameters.

Consumables Product Class

Liquid Filtration and Purification Products

Liquid processing includes such steps as photolithography, deposition, planarization and surface etching and cleaning. The fluids that are used include various mixtures of acids, bases, solvents, slurries and photochemicals, which in turn are used over a broad range of operating conditions, including temperatures from 5 degrees Celsius up to 180 degrees Celsius. Specially designed proprietary filters remove sub-micron sized particles and bubbles from the different fluid streams that are used in the manufacturing process. Some of our filters are constructed with ultra-high molecular weight polyethylene hollow fiber membranes that offer improved bubble clearance and gel removal, either of which can cause defects in the wafers if not removed. These filters also utilize patented Connectology™ technology to provide for rapid filter changes, minimal equipment downtime and limited operator exposure to toxic chemicals.

Gas Filtration and Purification Products

Our Wafergard®, ChamberGard™ and Waferpure® particle and molecular filtration and purification products provide for the distribution of gas in the process chamber in order to eliminate system and wafer problems due to particulate, atmospheric and chemical contaminants. These filters are able to retain all particles 0.003 microns and larger. Our metal filters, such as stainless steel and nickel filters, reduce outgassing and improve corrosion resistance. Our Waferpure purifiers chemically react with and absorb volatile contaminants, such as oxygen and water, to prevent contamination and our ChamberGard vent diffusers reduce particle contamination and processing cycle times.

Worldwide Applications Development and Field Support Capabilities

We provide strong technical support to our customers through local service groups and engineers consisting of field applications engineers, technical service groups, applications development groups and training departments. Our field applications engineers, located in the United States and in eight other countries, work directly with our customers on product qualification and process improvement in their facilities. In addition, in response to customer needs for local technical service and fast turn-around time, we maintain regional applications laboratories. Our applications laboratories maintain process equipment that simulate customers’ applications and industry test standards and provide product evaluation, technical support and complaint resolution for our customers. Our service centers are responsible for calibration, repairs and servicing of our products. These service centers also support industry collaborations and provide additional technical expertise to our customers. We maintain thirteen service centers located in California, Texas, Japan, Korea, China, Taiwan, Singapore, Germany, France and the United Kingdom.

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

Chemical Mechanical Planarization.    Chemical mechanical planarization flattens, or planarizes, the topography of the film surface to permit the patterning of small features on the resulting smooth surface by the photolithography process. Semiconductor manufacturers need filtration and purification systems to maintain acceptable manufacturing yields through the chemical mechanical planarization process by filtering the liquid slurries, which are solutions containing abrasive particles in a chemical mixture, to remove oversized particles and contaminants that can cause defects on a wafer’s surface while not affecting the functioning of the abrasive particles in the liquid slurries.

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

Wet Cleaning.    Ultra-high purity chemicals and photoresists of precise composition are used to clean the wafers, to pattern circuit images and to remove photoresists after etch. Before processes such as photoresist coating, thin film deposition, ion implantation, diffusion and oxidation, and after processes, such as ion implantation and etch, the photoresists must be stripped off, and the wafer cleaned in multiple steps of chemical processes. To maintain manufacturing yields and avoid defective products, these chemicals must be maintained at very high purity levels without the presence of foreign material such as particles, ions or organic contaminants.

Many of the processes used to manufacture semiconductors are also used to manufacture flat panel displays, magnetic and optical storage devices and fiber optic cables for telecommunications, resulting in the need for similar filtration, purification, control and measurement capabilities.

Our most significant customers based on sales in 2002 include industry leaders, such as Applied Materials, Inc., Dainippon Screen Manufacturing Co., Ltd., UMC Group Samsung Electronics Co., Ltd., Taiwan Semiconductor Manufacturing Co. Ltd. and Tokyo Electron Limited. We also sell our products to flat panel display original equipment manufacturers, materials suppliers and end-users. The major manufacturers for flat panel displays and flat panel display equipment are concentrated in Japan, Korea and other parts of Asia.

In 2002, 2001 and 2000, sales to our top ten customers accounted for approximately 35%, 33% and 39%, respectively, of our net sales. During those same periods, Tokyo Electron Limited accounted for approximately 13%, 14% and 18%, respectively, of our net sales and international net sales represented approximately 69%, 67% and 61%, respectively, of our net sales. Over 3,000 customers purchased products from us during 2002.

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

Sales and Marketing

We sell our products worldwide primarily through our own direct sales force located in nine offices in major industrialized and developed countries, as well as through independent distributors in other parts of the world. As of December 31, 2002, our sales and marketing force consisted of approximately 188 employees worldwide. Our direct sales force is supplemented by independent sales representatives and agents.

Our marketing efforts focus on our “push/pull” marketing strategy in order to maximize our selling opportunities. We work with original equipment manufacturers to design tools that require our products and we create end user “pull” demand where the products are specified by the semiconductor manufacturers. Our industry relationships have provided us with the opportunity for significant collaboration with our customers at the product design stage that has facilitated our ability to introduce new products and applications that meet our customers’ needs. In addition, we are constantly identifying for our customers the variety of analytical, purification and process control challenges which may be addressed by our products. Further, we adapt our products and technologies to process control issues identified by our customers. Our sales representatives provide our customers with worldwide support and information on our products.

We believe that our technical support services are important to our marketing efforts. These services include assisting in defining a customer’s needs, evaluating alternative products, designing a specific system to perform the desired separation, training users and assisting customers in compliance with relevant government regulations. In addition, we maintain a network of service centers located in the United States and in key international markets to support our products.

Competition

The market for our products is highly competitive. While price is an important factor, we compete primarily on the basis of the following factors:

• historical customer relationships;	• breadth of product line;

• technical expertise;	• breadth of geographic presence;

• product quality and performance;	• manufacturing capabilities; and

• total cost of ownership;	• after-sales service.

• customer service and support;

We believe that we compete favorably with respect to all of the factors listed above, but we cannot assure you that we will continue to do so. We believe that our key competitive strengths include our broad product line, the low total cost of ownership of our products, our ability to provide our consumables customers with quick order fulfillment and our technical expertise. However, our competitive position varies depending on the market segment and specific product areas within these segments. For example, in the market for photochemical dispense systems, we believe that our patented technology, our longstanding relationships with leading original equipment manufacturers in this market niche and our ability to support our customers’ needs on a global basis have allowed us to compete favorably. In contrast, other companies have more established positions in the markets related to gas delivery systems and components, such as gas flow measurement and control products, pressure measurement and control products and vacuum gauges, valves and controllers. While we have longstanding relationships with a number of semiconductor and other electronic device manufacturers, we also face significant competition from companies that have longstanding relationships with other semiconductor and electronic device manufacturers and, as a result, have been able to have their products specified by those customers for use in manufacturers’ fabrication facilities. In addition, some of our competitors have cost advantages over us in the markets for gas delivery systems and components due to their larger market share and the related economies of scale. In the markets for our consumable products, we believe that our differentiated membrane technology, strong supply chain capabilities, which allow us to provide our customers with quick order fulfillment, and technical expertise, which enables us to develop membranes to meet specific customer needs and assist our customers in improving the functionality of our membranes for particular applications, allow us to compete favorably. In these markets our competitors compete against us on the basis of price, as well as alternative membrane technology having different functionality, manufacturing capabilities and breadth of geographic presence.

The market for our products is highly fragmented, and we compete with a number of different companies, including Iwaki Co., Ltd., MKS Instruments, Inc., Advanced Energy Industries Inc., Mott Metallurgical Corporation and Pall Corporation. Some of our competitors are larger and have greater resources than we do. In some cases, our competitors are smaller than us, but well-established in specific product niches. However, we believe that none of our competitors competes with us across all of our product offerings and that, within the markets that we serve, we offer a broader line of products, make use of a wider range of process control technologies and address a broader range of applications than any single competitor. Nonetheless, competitors with greater financial resources may be able to offer lower prices, additional products or services or other incentives that we cannot match or offer. These competitors may be in a stronger position to respond quickly to new technologies, devote more resources to developing new technologies and may be able to undertake more extensive marketing campaigns. They also may adopt more aggressive pricing policies and make more attractive offers to potential customers, employees and strategic partners.

Semiconductor and other electronic device manufacturers may direct semiconductor capital equipment manufacturers to use a specified supplier’s product in their equipment. Accordingly, our success depends in part on our ability to have semiconductor and other electronic device manufacturers specify that our products be used at their fabrication facilities. Some of our competitors may have more developed relationships with semiconductor and other electronic device manufacturers, which enables them to have their products specified for use in manufacturers’ fabrication facilities.

Research and Development

Our aggregate research and development expenses in 2002, 2001 and 2000 were $19.7 million, $19.8 million, and $23.2 million, respectively. As of December 31, 2002, we had approximately 101 employees in engineering, research and development. In addition, we have followed a practice of supplementing our internal research and development efforts by licensing technology from unaffiliated third parties and/or acquiring distribution rights with respect thereto when we believe it is in our long-term interests to do so.

To meet the global needs of our customers, we have research and development capabilities in the United States and Japan. Our research and development efforts are directed toward developing and improving our technology platforms for semiconductor and advanced processing applications and identifying and developing products for new applications for which fluid management plays a critical role. Recently, our efforts have been particularly focused on the development of new materials and technology associated with key industry trends, such as the transition from the use of 200 millimeter wafers to 300 millimeter wafers, the shrinking of integrated circuit line-widths and the use of new classes of materials, such as copper, titanium nitride and organic and inorganic dielectric materials. We have undertaken an initiative to involve our marketing, engineering, manufacturing and sales personnel in the development of new products in order to reduce the time to market for new products. Our employees also work closely with our customers’ development personnel. These relationships help us identify and define future technical needs on which to focus our research and development efforts. In addition, we participate in Semiconductor Equipment and Materials International (SEMI), a consortium of semiconductor equipment suppliers. We also support research at academic and other institutions targeted at advances in materials science and semiconductor process development.

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

Patents and Other Intellectual Property Rights

We rely on a combination of patent, copyright, trademark and trade secret laws and license agreements to establish and protect our proprietary rights. We maintain 95 issued and enforceable U.S. patents, 125 issued and enforceable foreign patents, including counterparts to U.S. filings, 81 pending U.S. patent applications, 21 pending filings under the Patent Cooperation Treaty not yet nationalized and 240 pending foreign patent applications. While we believe that patents may be important for aspects of our business, such as our patents related to photoresist dispense pumps, polymer membranes, gas filters, gas and liquid contactors, fluid control processes, mass flow controllers and our Connectology™ products, which U.S. patents expire between 2005 and 2021, we believe that our success depends more upon close customer contact, innovation, technological expertise, responsiveness and worldwide distribution. Additionally, while our patented technology may delay or deter a competitor in offering a competing product, we do not believe that our patent portfolio functions as a barrier to entry for any of our competitors. In addition, while we license and will continue to license technology used in the manufacture and distribution of products from third parties, except as described in the “Risks Related to our Separation from Millipore” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 below, which information is hereby incorporated by reference, these licenses are not currently related to any of our core product technologies.

We require each of our employees, including our executive officers, to enter into standard agreements pursuant to which the employee agrees to keep confidential all of our proprietary information and to assign to us all inventions made while employed by us.

A number of our patented products were specifically developed in response to the transition from 200 millimeter wafers to 300 millimeter wafers, and many of our new products are specifically targeted to meet the more stringent requirements for the advanced technologies dominating 300 millimeter wafer manufacturing processes. Examples include our Solaris™ chemical mechanical planarization filters for copper slurries, IntelliGen™ photoresist dispense pumps with digital valves targeted for photolithography applications and our Intelliflow™ mass flow controllers for 300 millimeter tool automation.

In connection with our separation from Millipore, we were assigned patents and trademarks which relate exclusively to our business. Patented technology that is used by both Millipore and Mykrolis was generally retained by Millipore and licensed to us with exclusive rights in our fields of use that are generally defined by the operating scope of our business at the time of our separation from Millipore. In some cases, the technology was transferred to us, and we granted Millipore an exclusive license in its fields of use in the biopharmaceutical and related industries. These licenses are assignable by the licensee only in connection with a sale of its business, do not require the payment of any license fees or royalties by either Millipore or us and will continue in effect for the life of the patents. In addition, in order to assure future access to patented technology not licensed as part of the separation, the separation agreements provide each of us with a technology license option. The option grants each party a five-year option to acquire a royalty bearing license to patented technology existing as of the separation date that is owned by the other party and is not currently used by the optionee but may be useful for future products, with exclusive rights in its fields of use. The license term would extend for the life of the subject patents.

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

Employees

As of February 1, 2003, we had approximately 903 full-time employees, including approximately 101 in engineering, research and development and approximately 188 in sales and marketing. Given the variability of business cycles in the semiconductor industry and the quick response time required by our customers, it is critical that we be able to quickly adjust the size of our production staff to maximize efficiency. Therefore, we use skilled temporary labor as required. In connection with our separation from Millipore, we hired personnel to facilitate our operation as an independent company and in replacement of services formerly provided by Millipore’s central functions.

None of our employees are represented by a labor union or covered by a collective bargaining agreement other than statutorily mandated programs in European countries.

Other Information

In March of 2001, the Board of Directors of Mykrolis adopted a shareholder rights plan (the “Rights Plan”) pursuant to which Mykrolis declared a dividend on November 29, 2001 to its shareholders of record on December 31, 2001 of the right to purchase (a “Right”) one additional share of Mykrolis Common Stock for each share of Mykrolis Common Stock owned, at a price of $130.00 for each share. The Rights Plan is designed to protect Mykrolis’ shareholders from attempts by others to acquire Mykrolis on terms or by using tactics that could deny all shareholders the opportunity to realize the full value of their investment. The Rights are attached to the shares of our common stock until certain triggering events occur. The Rights authorize the holders to purchase shares of our common stock at a 50% discount from market value upon the occurrence of specified triggering events, including, unless approved by our board of directors, an acquisition by a person or group of specified levels of beneficial ownership of our common stock or a tender offer for our common stock. The common stock purchase rights are redeemable by us for $0.01 and will expire in March of 2011. One of the events which will trigger the common stock purchase rights is the acquisition, or commencement of a tender offer, by a person (an Acquiring Person, as defined in the shareholder rights plan), other than Mykrolis or any of our subsidiaries or employee benefit plans, of 15% or more of the outstanding shares of our common stock. An Acquiring Person may not exercise a common stock purchase right.

Mykrolis’ products are made from a wide variety of raw materials which are generally available in quantity from alternate sources of supply. Accordingly, as a general matter, Mykrolis is not substantially dependent upon any single supplier.

Executive Officers of Mykrolis

The following is a list, as of February 1, 2003, of the Executive Officers of Mykrolis. All of the officers of Mykrolis Corporation listed below were elected to serve until the first Directors Meeting following the 2003 Annual Stockholders Meeting.

Name	Age	Office	First Elected To Office
Corporate Officers
C. William Zadel	59	Chairman of the Board, and Chief Executive Officer	2001
Jean-Marc Pandraud	50	President and Chief Operating Officer	2001
Bertrand Loy	37	Vice President, Treasurer and Chief Financial Officer	2001
Peter W. Walcott	56	Vice President, Secretary & General Counsel	2001
Fred E. Faulkner, Jr.	56	Vice President—Worldwide Manufacturing	2001
Takashi Mizuno	43	Vice President; President Nihon Mykrolis KK	2001
Robert Crook	49	Vice President—Human Resources	2001
Other Executive Officers
Gerry Mackay	40	Vice President; Worldwide Sales and Marketing	2002
Jieh-Hwa Shyu	49	Vice President—R & D	2001

C. William Zadel has been our Chairman and Chief Executive Officer since November 2000 and one of our directors since February 2001. Mr. Zadel was Chief Executive Officer, Chairman and President of Millipore from February 1996 through April 2001, at which time he resigned as President but continued as Chief Executive Officer until August 2001. Mr. Zadel continued to serve Millipore as a non-executive Chairman of the Board and a director until April 2002. Mr. Zadel had been, since 1986, President and Chief Executive Officer of Ciba Corning Diagnostics Corp., a company that develops, manufactures and sells medical diagnostic products. Prior to that he was Senior Vice President of Corning Glass Works (now Corning Inc.) Americas Operations since 1985 and Vice President of business development since 1983. Mr. Zadel currently serves on the Boards of Directors of Kulicke and Soffa Industries, Inc. and Matritech, Inc. Mr. Zadel is a Director (Chairman 1999 – 2001) of the Massachusetts High Technology Council. He has also served as the Chairman of the Health Industry Manufacturers Association from 1994 to 1995.

Jean-Marc Pandraud has been our President and Chief Operating Officer since January 2001. Prior to that he served as Vice President and General Manager of the Microelectronics Divisions of Millipore, a position he had held since July 1999. From 1994 until 1999, Mr. Pandraud served as the Vice President and General Manager of Millipore’s Laboratory Water Division and was also Regional Manager of Millipore’s Latin American operations from 1997 until 1999. Mr. Pandraud also served as the Managing Director of Millipore’s French subsidiary and as European General Manager for the Millipore Analytical Division from 1988 until 1994.

Bertrand Loy has been our Vice President and Chief Financial Officer since January 2001. Prior to that, Mr. Loy served as the Chief Information Officer of Millipore from April 1999 until December 2000. From 1995 until 1999, he served as the Division Controller for Millipore’s Laboratory Water Division. From 1989 until 1995, Mr. Loy served Sandoz Pharmaceuticals (now Novartis) in a variety of financial, audit and controller positions located in Europe, Central America and Japan.

Peter W. Walcott has been our Vice President, Secretary and General Counsel since October 2000. Mr. Walcott served as the Assistant General Counsel of Millipore from 1981 until March 2001.

Fred E. Faulkner, Jr. has been our Vice President—Worldwide Manufacturing since April 2001. Prior to joining Mykrolis, Mr. Faulkner served as Millipore’s Director of Manufacturing Operations from May 2000 until April 2001. Prior to that, Mr. Faulkner was President and Chief Operating Officer of Boston Acoustics, Inc., a designer and manufacturer of high-performance audio systems, from April 1997 until April 2000. Before joining Boston Acoustics, Mr. Faulkner served as Vice President of Technical Operations for Millipore’s microelectronics division from June 1994 until April 1997.

Takashi Mizuno has been our Vice President since April 2001 and has been President of our Japanese subsidiary, Nihon Mykrolis KK since April 2001. Mr. Mizuno was a Director of Global Accounts for Tokyo Electron Limited from February 2000 until April 2001. Prior to that, Mr. Mizuno served as Millipore’s Director of Laboratory Research from September 1995 until February 2000 and as Division Manager of Millipore’s Laboratory Water division from January 1995 until September 1995.

Robert Crook has been our Vice President—Human Resources since April 2001. Prior to that, Mr. Crook served as Millipore’s Human Resources Manager from November 1999 until April 2001. Before joining Millipore, Mr. Crook served as Vice President of Human Resources for the Transnational Group, a marketing and financial services company from October 1996 until November 1999. Before that Mr. Crook served as a Human Resources Manager for Digital Equipment Corporation.

Gerry Mackay has been our Vice President—Worldwide Sales & Marketing since February 2002. Prior to joining Mykrolis, Mr. Mackay served Millipore in various sales and marketing capacities since August of 1987, first with Millipore’s UK subsidiary and subsequently as the General Manager for Millipore’s Asia operations and finally as Worldwide Director of Marketing—Biotechnology. Mr. Mackay was designated as an Executive Officer by our Board of Directors in April 2002.

Jieh-Hwa Shyu has been our Vice President—R & D since April of 2001 and was designated as an Executive Officer by our Board of Directors in April 2002. Prior to our separation from Millipore, Mr. Shyu served the Microelectronic Division of Millipore as a Director of R & D from 1997 until March 2001. Prior to joining Millipore, Mr. Shyu served Digital Equipment Corporation as a Principal Engineer and Supervisor.

Available Information

Our Annual Report on Form 10-K, our quarterly reports on Form 10-Q and any current reports on Form 8-K that we may file as well as any amendments to any of those reports are available free of charge on or through our website as soon as reasonably practicable after we file them electronically with the S.E.C. Our website is located at http://www.Mykrolis.com; these reports can be found under the “Investor Relations” menu — SEC Filings.

Item 2.    Properties.

Our principal executive offices are located in Billerica, Massachusetts. We also have manufacturing and design facilities in the United States and Japan. Information about these facilities is set forth below:

Location	Principal Function	Approximate Square Feet		Leased/ Owned
Billerica, Massachusetts	Executive Offices, Research & Manufacturing	175,000		Leased
Allen, Texas	Research & Manufacturing	178,000		Leased
Yonezawa, Japan	Manufacturing	132,000	(1)	Owned

(1)	Excludes an additional 37,000 square feet that are leased to Millipore. Millipore pays us rent for the leased space sufficient to cover our costs associated with the space.

In addition, we lease a 144,000 square foot building in Bedford, Massachusetts of which 70,000 square feet is subleased by us to a third party under a sublease expiring in 2005. We have an option to purchase this leased facility at fair market value between June 2005 and November 2005, the expiration date of our lease, and our landlord has an option to sell us this facility at 90% of its fair market value prior to November 30, 2005. If our landlord exercises the option to sell, we will have one year to complete the purchase of the facility, during which time interest on the purchase price will accrue. Since this facility was deemed to be inappropriate for our business needs, we closed this facility during the third quarter of 2001. We are currently attempting to sublease this facility.

We lease approximately 4,200 square feet of manufacturing space in Millipore’s facility located at 80 Ashby Road, Bedford, MA under a transitional services agreement that expires March 31, 2006. We also lease a 7,000 square foot manufacturing facility in San Clemente, California. During the fourth quarter of 2002 we decided to close this facility; we expect this closure to be completed during the third quarter of 2003. The lease for this facility expires in October 2003.

We maintain a worldwide network of sales and service centers, including two in the United States, three in Europe (one in Germany, one in France and one in the United Kingdom), two in Japan and four in other parts of Asia (Taiwan, Singapore, Shanghai, PRC and Korea). Leases for our facilities expire between February 2003 and March 2014. We currently expect to be able to extend the terms of expiring leases or to find suitable replacement facilities on reasonable terms.

We believe that our facilities are well-maintained and, except as described above, suitable for their respective operations.

In addition to the above facilities that we use or have used in our operations, we continue to be a named lessee on two leases relating to facilities located in California which were formerly used by Tylan General, Inc. prior to its acquisition by Millipore in 1997. These leases expire in 2005 and 2006. These lease obligations were assumed by us pursuant to our separation from Millipore. While both of these facilities have been subleased for the remainder of their terms, under the provisions of the sublease arrangements we were not released from the lease obligations by the landlord.

Item 3.    Legal Proceedings.

We are party to lawsuits arising in the ordinary course of business. We do not believe that these proceedings individually or in the aggregate will have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4.     Submission of Matters to a Vote of Security Holders.

This item is not applicable.

PART II

Item 5.    Market for Mykrolis’ Common Stock, and Related Stockholder Matters.

Mykrolis’ Common Stock, $0.01 par value, is listed on the New York Stock Exchange and is traded under the symbol “MYK”. The following table sets forth, for the indicated fiscal periods, the high and low sales prices of Mykrolis’ Common Stock (as reported on the New York Stock Exchange Composite Tape). No cash dividends have been declared (on a per share basis). On November 29, 2001 the Mykrolis Board of Directors declared a dividend of one common stock purchase right for each share of Mykrolis Common Stock outstanding to shareholders of record on December 31, 2001, payable on January 4, 2002. For a description of the Common Stock Rights Plan see “Other Information” in Item 1 above. Each right entitles the holder to purchase one share of Mykrolis Corporation Common Stock at a price of $130. As of February 1, 2003 there were approximately 2,313 shareholders of record.

	Range of Stock Prices				Dividends Declared
	2002		2001(1)		2002	2001
	High	Low	High	Low	(Per Share)
First Quarter	$16.01	$9.55	N/A	N/A	$0.00	$0.00
Second Quarter	$18.15	$10.44	N/A	N/A	$0.00	$0.00
Third Quarter	$12.08	$5.80	$16.25	$8.97	$0.00	$0.00
Fourth Quarter	$8.90	$3.18	$16.00	$7.51	$0.00	$0.00	(2)

(1)	Mykrolis’ first day of trading on the New York Stock Exchange occurred on August 10, 2001 after the consummation of its initial public offering on August 9, 2001.
(2)	A dividend of one common stock purchase right per share of Mykrolis Common Stock outstanding was declared on November 29, 2001 to shareholders of record December 31, 2001.

Item 6.    Selected Financial Data.

The following table sets forth selected historical financial information derived from our audited consolidated and combined balance sheets and statements of operations as of and for the years ended December 31, 2002, 2001, 2000, 1999 and 1998. Our combined financial statements for periods prior to March 31, 2001 include amounts that have been derived from the consolidated financial statements and accounting records of Millipore using the historical results of operations and historical basis of assets and liabilities of our business. The selected historical financial information includes allocations of Millipore corporate expenses related to our business, including centralized research and development, legal, accounting, employee benefits, officers’ salaries, real estate, insurance, information technology services, distribution, treasury and other Millipore corporate and infrastructure costs. These expense allocations have been determined on a basis that Millipore and we consider to be a reasonable reflection of the utilization of services provided or the benefit received by us. However, the consolidated and combined financial information included herein may not necessarily reflect our operating results, financial position and cash flows in the future or what they would have been had we been a separate, stand-alone entity during all periods presented.

You should read our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated and combined financial statements and related notes included elsewhere in this document for a further explanation of the financial data summarized here.

	2002	2001	2000	1999	1998
	(In thousands, except per share data)
Statement of Operations Data:
Net sales	$178,449	$215,274	$355,540	$206,345	$180,613
Cost of sales	118,783	137,621	174,545	107,154	120,147

Gross profit	59,666	77,653	180,995	99,191	60,466
Selling, general and administrative expenses	67,809	80,724	96,469	75,052	70,400
Research and development expenses	19,685	19,837	23,175	19,309	21,492
Restructuring and other charges	5,182	17,478	(320)	(1,221)	7,120
Litigation settlement	—	—	—	—	3,666

Operating income (loss)	(33,010)	(40,386)	61,671	6,051	(42,212)
Other income (expense), net	3,367	(1,096)	(1,395)	(83)	(823)

Income (loss) before income taxes	(29,643)	(41,482)	60,276	5,968	(43,035)
Income tax expense (benefit)	2,118	26,145	22,905	2,685	(15,923)

Net income (loss)	$(31,761)	$(67,627)	$37,371	$3,283	$(27,112)

Basic and diluted earnings (loss) per share	$(0.80)	$(1.92)	$1.15	$0.10	$(0.83)
Shares used in computing basic and diluted earnings (loss) per share	39,628	35,262	32,500	32,500	32,500

	December 31,
	2002	2001	2000	1999	1998
	(In thousands)
Balance Sheet Data:
Working capital (1)	$116,285	$153,526	$130,037	$78,055	$41,794
Total assets	267,189	289,490	299,031	244,507	219,126
Millipore’s invested equity	—	—	246,489	197,658	182,353
Shareholders’ equity	212,644	243,547	—	—	—

(1)	Working capital is current assets less current liabilities.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations with the consolidated and combined financial statements and the accompanying notes to the consolidated and combined financial statements included elsewhere in this document. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risks Relating to Our Business and Industry” section of this Item 7. Our actual results may differ materially from those contained in any forward-looking statements.

Overview

We are a worldwide developer, manufacturer and supplier of liquid and gas delivery systems, components and consumables used to precisely measure, deliver, control and purify the process liquids, gases and chemicals, as well as the deionized water, photoresists and vacuum systems, that are utilized in the semiconductor manufacturing process. Our products include membrane and metal-based filters, housings, precision liquid dispense filtration pumps, resin-based gas purifiers and mass flow and pressure controllers. Our products are used by our customers in manufacturing operations to remove contaminants in liquid and gas processes, to purify liquids and gases, to measure and control flow rates and to control and monitor pressure and vacuum levels during the manufacturing process.

Our products are sold globally through a direct sales force and through distributors in selected regions. Our customers are located worldwide and we currently manufacture our products at four sites located in the United States and Japan. In 2002, as part of our separation plan from Millipore Corporation (“Millipore”), we opened a new corporate headquarters, R & D and manufacturing facility in Billerica, Massachusetts and exited the Jaffrey, New Hampshire manufacturing facility owned by Millipore.

Our Separation from Millipore

On October 3, 2000, Millipore announced its plan to spin-off its microelectronics business which served the semiconductor industry and certain related industries with products needed to manufacture semiconductor devices as well as a range of other products that now comprises Mykrolis Corporation (“the Company”). On October 16, 2000, the Company was incorporated in Delaware as a wholly-owned subsidiary of Millipore to receive Millipore’s microelectronics business and to be the spun off company. Prior to March 2001, our business was operated as a fully integrated business unit of Millipore. On March 31, 2001, Millipore transferred to us substantially all of the assets and liabilities associated with its microelectronics business (the “Separation”). We completed our initial public offering (“IPO”) of 7 million shares of common stock on August 9, 2001 receiving net proceeds of approximately $94.0 million, after deducting underwriting commissions and offering expenses. We retained approximately $75.0 million of the net proceeds and paid the balance to Millipore as repayment of amounts outstanding as intercompany loans incurred by us in connection with the Separation. After the initial public offering, Millipore owned 32.5 million shares, or approximately 82.3%, of our total outstanding common stock. On February 27, 2002 (the “Distribution Date”), Millipore completed the spin-off of Mykrolis through the distribution to its shareholders of all of the 32.5 million shares of Mykrolis common stock owned by Millipore on that date. Mykrolis is now a fully independent company with 39.7 million shares outstanding at December 31, 2002.

In connection with our separation from Millipore, we entered into agreements with Millipore under which Millipore agreed to provide services to us during a transition period after the Separation date. The agreements related to facilities services, information technology services, distribution, accounting, finance and other services and arrangements. Under these agreements, we reimburse Millipore for the cost of these services. The duration of each of the different transition service agreements varied depending on the anticipated time it would take for us to replace the service, but was generally for a one-year period. No agreement has been extended beyond the mutually agreed upon initial transition period, with the exception of the accounting and distribution services in

Europe which was extended by one additional quarter until the end of the second quarter 2002. As most of these transition service agreements have expired without renewal, we have been able to provide these services ourselves or negotiate new agreements with various third parties as a separate stand-alone entity. We have been able to do this at costs at least as favorable as those paid to Millipore for these services. We will be terminating the use of Millipore’s Information Technology (“IT”) Data Center, which is currently hosting our IT system operations, during the first half of 2003 in accordance with the schedule contemplated by our transition service agreement. In addition, we have entered into agreements with Millipore for membrane manufacturing and supply, research and development, product distribution and contract manufacturing, generally for a five-year period. The foregoing transition agreements do not necessarily reflect the costs of obtaining the services from unrelated third parties or of our providing the applicable services ourselves. However, we believe that purchasing these products and services from Millipore provides us with an efficient means of obtaining these products and services during the transition period. In addition, we have agreed to provide transition services to Millipore, for which we are reimbursed at our cost.

Basis of Presentation

Our combined financial statements for periods prior to March 31, 2001 include amounts that have been derived from the consolidated financial statements and accounting records of Millipore using the historical results of operations and historical basis of assets and liabilities of our business. We believe the assumptions underlying the combined financial statements are reasonable. However, the combined financial information included herein may not necessarily reflect our operating results, financial position and cash flows in the future or what they would have been had we been a separate, stand-alone entity during the periods presented. Because a direct ownership relationship did not exist among all our various units, Millipore’s net investment in us is shown in lieu of shareholders’ equity in the combined financial statements prior to the Separation. We began accumulating retained earnings (accumulated deficit) on April 1, 2001, following the effective date of the separation agreement with Millipore, pursuant to which our assets and liabilities were transferred to us. Beginning April 1, 2001, our consolidated financial statements include all our wholly-owned subsidiaries and our assets and liabilities. All material intercompany transactions and balances between and among our subsidiaries have been eliminated.

Prior to March 31, 2001 Millipore allocated certain corporate expenses, including centralized research and development, legal, accounting, employee benefits, officers’ salaries, facilities, insurance, information technology services, distribution, treasury and other Millipore corporate and infrastructure costs. These expense allocations were determined on a basis that Millipore and we consider to be a reasonable assessment of the utilization of services provided or the benefit received by us. At the time of Separation from Millipore, we entered into transition service agreements with Millipore for Millipore to provide specified functions and for us to reimburse Millipore for the cost of these functions. These agreements do not necessarily reflect the costs of obtaining the services from unrelated third parties or of our providing the applicable services ourselves. However, we believe that purchasing these services from Millipore provided us with an efficient means of obtaining these services during the transition period. In 2002, we purchased $7.6 million of services from Millipore under these transition services agreement. In 2001, we purchased services of $8.0 million and were allocated costs from Millipore of $10.3 million. In 2000, we were allocated $42.1 million of costs from Millipore.

Allocated costs and purchased services included in the accompanying consolidated and combined statements of operations are as follows:

	Year Ended December 31,
	2002	2001	2000
	(In millions)
Cost of sales	$3.9	$5.5	$6.0
Selling, general and administrative expenses	3.1	11.0	33.8
Research and development expenses	0.6	1.8	2.3

Total	$7.6	$18.3	$42.1

In addition, we have agreed to provide transition services to Millipore, for which we are reimbursed at our cost. These amounts totaled $1.8 million and $1.7 million in 2002 and 2001 respectively, related to manufacturing, distribution and research and development services that have been recorded as reductions to our cost of sales and research and development expenses. During 2001, we entered into a royalty agreement with Nihon Millipore, which provides Nihon Millipore the right to use certain intellectual property that was developed by Mykrolis in connection with the bioscience business. As a result of this agreement, $0.6 million in royalty income from Millipore was recognized and recorded in other income (expense), net for the years ended December 31, 2002 and 2001.

Millipore used a centralized approach to cash management and the financing of its operations. Prior to the Separation, our cash deposits were transferred to Millipore on a regular basis and netted against Millipore’s net investment. As a result, none of Millipore’s cash, cash equivalents or debt at the corporate level were allocated to us in our combined financial statements through the second quarter of 2001. Changes in Millipore’s net investment include our net earnings plus net cash transfers to or from Millipore. After the Separation but prior to the IPO, cash deposits were netted against amounts outstanding under our separation revolving credit agreement with Millipore. From the IPO to Distribution Date, amounts due to Millipore were netted against amounts due from Millipore and reported as accounts payable—Millipore in our consolidated and combined financial statements. After Distribution Date, these transactions were reported as third party accounts payable and third party accounts receivable.

For the years ended December 31, 2002, 2001 and 2000 we purchased products from Millipore for inclusion in our products sold to third parties totaling $2.7 million, $3.0 million and $4.0 million, respectively. For the years ended December 31, 2002 and 2001, products sold to Millipore by us totaled $2.0 million and $1.6 million, respectively. For the year ended December 31, 2000, products sold to Millipore were not material.

Critical Accounting Policies and Significant Judgements and Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated and combined financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our judgments and estimates, including those related to revenues, accounts receivable, inventories, long-lived assets and goodwill, deferred tax assets, income tax contingencies, warranty obligations, restructuring charges, accrued pension and other post-retirement benefit obligations, and litigation contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated and combined financial statements. The Company has reviewed these policies with its Audit and Finance Committee.

Revenues

Our net sales consist of revenue from sales of products net of trade discounts and allowances. We recognize revenue when evidence of an arrangement exists, contractual obligations have been satisfied, title and risk of loss have been transferred to the customer and collection of the resulting receivable is reasonably assured. In the event significant post-shipment obligations or uncertainties remain, revenue is recognized when such obligations are fulfilled by us or the uncertainties are resolved. We provide for estimated product returns under limited contractual obligations. Amounts billed to customers that relate to shipping costs are included in net sales and in cost of sales. Revenue from services is recognized when the services are provided. Our service revenue was less than 3.0% of total net sales for each of the three years ended December 2002, 2001 and 2000.

Accounts Receivable

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments based upon specific identification, by customer. If the financial condition of our customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories

We provide reserves for estimated excess and obsolete inventory equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions. We fully reserve for inventories deemed obsolete. We perform quarterly reviews of all inventory items to identify excess and obsolete inventories on-hand by comparing on-hand balances to recent historical usage as well as anticipated or forecasted demand, based upon input from sales, research and development and marketing functions. If estimates of demand diminish further or actual market conditions are less favorable than those projected, additional inventory write-downs may be required. We adjust the cost basis of inventory that has been written down to reflect its net realizable value.

Long-Lived Assets and Goodwill

We periodically evaluate the recoverability of long-lived assets whenever events and changes in circumstances indicate that the carrying value of an asset or class of assets may not be fully recoverable and exceeds its fair value. For long-lived assets we intend to hold and use, if the carrying amount of the asset exceeds the sum of undiscounted cash flows expected to result from the use of the asset over its useful life, an impairment loss will be recorded. The amount of the impairment loss is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value. Assets held for sale are valued at fair value less costs to sell the asset.

For goodwill, we assess fair value by measuring discounted cash flows and comparable company analysis for the applicable underlying reporting unit and test for impairment as the difference between the resulting implied fair value of goodwill compared to its recorded carrying value. Goodwill impairment is tested annually or whenever events and changes in circumstances occur.

The estimates of useful lives and expected cash flows require us to make significant judgments regarding future periods that are subject to some factors outside our control. Changes in these estimates can result in significant revisions to the carrying value of these assets and may result in material charges to the results of operations.

Deferred Tax Assets

Our valuation allowance against the deferred tax assets are based on our assessment of historical pre-tax income and projected pre-tax income for early future periods. In addition, there is no valuation allowance against the deferred tax assets in foreign subsidiaries based on our assessment of historical pre-tax income and projected pre-tax income for early future periods. In the event the foreign subsidiaries do not generate sufficient pre-tax income as planned during 2003, we will need to re-evaluate whether it is more likely than not that certain deferred tax assets in the foreign subsidiaries will be realized.

Income Tax Contingencies

Tax contingencies are recorded to address potential exposures involving tax positions we have taken that could be challenged by taxing authorities. These potential exposures result from the varying application of statutes, rules, regulations and interpretations. Our estimate of the value of our tax contingencies contains assumptions based on past experiences and judgments about potential actions by taxing jurisdictions. It is reasonably likely that the ultimate resolution of these matters may be greater or less than the amount that we have accrued.

Warranty Obligations

At the time revenue is recognized, we provide for the estimated cost of product warranties as provided for under our contractual arrangements. Our warranty obligation is affected by product failure rates and service delivery costs incurred in correcting a product failure. Should such failure rates or costs differ from these estimates, accrued warranty costs would be adjusted in the period that such events or costs become known.

Restructuring Charges

During 2002 and 2001, we recorded significant charges to operations in connection with our restructuring programs. The related reserves reflect estimates, including those pertaining to severance costs and facility exit costs. We reassess the reserve requirements to complete each restructuring program at the end of each reporting period. Actual experience may be different from these estimates.

Pension and Post Retirement Benefit Obligations

We have significant pension and post retirement benefit costs and credits, which are developed from actuarial valuations. Inherent in these valuations are key assumptions, including discount rates and expected return on plan assets, which are usually updated on an annual basis at the beginning of each fiscal year. We are required to consider current market conditions, including changes in interest rates, in making theses assumptions. Changes in the related pension and post retirement benefit costs or credits may occur in the future due to changes in assumptions.

Litigation contingencies

We are subject to proceedings, lawsuits and other claims, including proceedings under laws and government regulations related to securities, environmental, labor, product and other matters. We are required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is based on a careful analysis of each individual issue with the assistance of outside legal counsel. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters.

Restructuring and Other Charges

2002 Restructuring and Other Charges

During the fourth quarter of 2002, we recorded restructuring and other charges of $5.2 million to further respond to the current semiconductor industry downturn. Of this amount, $1.7 million relates to non-cash asset writedowns due to asset impairments. Key elements of these restructuring and other charges included:

•	Decision to discontinue the manufacturing of certain gas products. Accordingly, we will close our San Clemente, CA manufacturing unit in August 2003. $1.7 million relates to impairment in the carrying value of plant machinery and leasehold improvements, and the impairment of a capitalized patent related to this manufacturing process. The closing of our operations in San Clemente, CA also includes employee severance and facility exit costs of $0.2 million.

•	Severance costs of $1.6 million related to 42 employees in the U.S., Asia and Europe.

•	Additional facility exit costs of $1.7 million related to vacated leased facilities in Bedford, MA and in Swindon, England due to continued depressed real estate rental market conditions and our current assessment that we will not be able to sublease these facilities for the remainder of our lease obligations.

These restructuring initiatives are expected to yield annualized savings of approximately $3.8 million. The savings will result from reduced wages and facility-related costs and depreciation. The savings will be reflected in costs of sales, selling, general and administrative expenses and research and development expenses.

2001 Restructuring and Other Charges

During the third quarter of 2001, we recorded restructuring and other charges of $4.9 million in response to the prolonged duration and severity of the current semiconductor industry downturn. The restructuring and other charges included approximately $2.5 million of employee severance costs, a $0.7 million write-off of equipment and leasehold improvements and $1.7 million of net exit costs on leased property. Key initiatives of the restructuring included:

•	Reducing the workforce in the U.S., Asia and Europe in order to resize the Company. This action was completed during the third quarter of 2001. These third quarter 2001 restructuring initiatives resulted in the elimination of 153 positions worldwide.

•	Discontinuing our plan to renovate the leased office space in Bedford, Massachusetts and instead exit that facility. This action was completed during the third quarter of 2001.

During the first quarter of 2001, we recorded restructuring and other charges of $12.6 million in connection with our separation from Millipore to improve our manufacturing asset utilization and resize our overall cost structure. These restructuring and other charges included approximately $11.3 million of employee severance costs resulting in the elimination of 205 positions worldwide, approximately $1.0 million of equipment and leasehold improvement write-offs and approximately $0.3 million of lease cancellation costs. Key initiatives included:

•	Consolidating manufacturing operations to eliminate redundant manufacturing processes. We relocated the operations of two of our manufacturing facilities in the U.S. and closed our manufacturing facility in England. This consolidation of our manufacturing operations was substantially completed in the first quarter of 2002.

•	Realigning our European organizational structure to focus on our operating business units, thereby consolidating our sales and administrative activities into fewer locations that are closer to our customer base. We completed this transition during the fourth quarter of 2001.

•	Reducing our administrative and management infrastructure costs in Asia. These cost reductions have resulted in a leaner infrastructure through reduced facility costs and administrative positions. This program was completed during the fourth quarter of 2001.

•	Reducing our workforce in the U.S. in order to address changes in the demand for our products due to the semiconductor industry downturn. This action was completed during the second quarter of 2001.

These combined 2001 restructuring initiatives resulted in annualized savings of approximately $16 million through reduced payroll costs, and facility-related costs and depreciation. The savings are reflected in costs of sales, selling, general and administrative expenses and research and development expenses.

As of December 31, 2002, our total accrued restructuring costs amount to $5.8 million. Of this amount, the majority of the $2.0 million in severance costs for terminated employees will be paid in the first quarter of 2003. The facilities-related costs of $3.8 million will be substantially paid by the fourth quarter of 2005.

Separation Costs Included in Operating Income (Loss)

In addition, in connection with continuing efforts to separate from Millipore and the implementation of our worldwide manufacturing strategy, we expect to incur incremental, non-recurring operating costs and expenses. During 2003, these incremental, separation related, non-recurring costs and expenses could amount to approximately $1.0 million. In 2002 and 2001, these costs and expenses amounted to approximately $2.4 million and $5.7 million, respectively. These costs and expenses are associated with legal fees, initial marketing expenses related to establishing a new brand identity, retention bonuses, depreciation expense due to decreases in the estimated useful lives of fixed assets and leasehold improvements, designing and constructing our computer infrastructure and implementing treasury, real estate, pension and records retention management services.

During the fourth quarter of 2002, we decided to establish a data center at the Billerica headquarters to handle data processing services that have been performed by Millipore. We expect that data processing operations will be operational by the end of the second quarter of 2003 and that future costs will be consistent with the historical costs incurred for these services. In 2003, we expect to incur approximately $1.0 million of separation costs associated with transitioning our data processing activities from Millipore.

Results of Operations

Operating trends and recent developments

The principal market we serve is the global semiconductor industry, a highly cyclical business. As a result, we have experienced significant variations in net sales and results of operations in the periods presented and such variations are likely to continue. We generally have limited backlog. We believe the business environment will remain uncertain, and there are no clear signs of an imminent industry upturn.

Throughout 2002 and 2001, we have experienced and we are continuing to experience weak demand for our liquid and gas delivery systems, components and consumables from a number of our large customers. These customers have placed fewer orders as they attempt, we believe, to manage their demand and their inventories in response to weakness in their market. As a result, our revenues and our operating results decreased in 2002 and 2001 as compared to prior years. We can not predict the extent or duration of this cyclical downturn or its impact on us.

We have taken actions to reduce capital expenditures, operating costs and expenses in response to these adverse trends. During the fourth quarter of 2002, we implemented several actions to reduce our cost structure and to streamline our organization. Our worldwide workforce was reduced by 7% and we announced the closing of our small manufacturing operation in San Clemente, California. However, in the midst of this downturn, we continue to support our customers around the world and to fund key research and development programs for future growth.

Our results of operations for the years ended December 31, 2002, 2001 and 2000 in dollars and as a percentage of total net sales were as follows:

	Year Ended December 31,			Year Ended December 31,
	2002	2001	2000	2002	2001	2000
	(In millions)			(As a percent of net sales)
Net sales	$178.4	$215.3	$355.5	100.0%	100.0%	100.0%
Cost of sales	118.8	137.6	174.6	66.6	63.9	49.1

Gross profit	59.6	77.7	180.9	33.4	36.1	50.9
Selling, general and administrative expenses	67.8	80.7	96.4	38.0	37.5	27.1
Research and development expenses	19.7	19.8	23.1	11.0	9.2	6.5
Restructuring and other charges	5.2	17.5	(0.3)	2.9	8.1	(0.1)

Operating income (loss)	(33.1)	(40.3)	61.7	(18.5)	(18.7)	17.4
Other income(expense), net	3.4	(1.1)	(1.4)	1.9	(0.5)	(0.4)

Income (loss) before income taxes	(29.7)	(41.4)	60.3	(16.6)	(19.2)	17.0
Income tax expense	2.1	26.2	22.9	1.2	12.2	6.4

Net income (loss)	$(31.8)	$(67.6)	$37.4	(17.8)%	(31.4)%	10.5%

Year Ended December 31, 2002 Compared to Years Ended December 31, 2001 and 2000

Net Sales.    Net sales were $178.4 million in 2002, which represented a 17.1%, or a $36.9 million decrease when compared to 2001. This decrease was a result of the severe downturn in the semiconductor industry, which began in the first quarter of 2001. The decline in sales was significant in most geographic regions and across nearly all product families. Sales of microelectronics equipment have declined as new semiconductor fabrication plant construction and upgrades have declined due to industry over-capacity. In addition, sales of consumable purification products also declined, although to a lesser extent, as semiconductor fabrication plants have experienced lower manufacturing volumes and have focused on achieving manufacturing efficiencies and reducing material costs.

During 2001, net sales decreased 39.4% or $140.2 million from $355.5 million in 2000. The net sales decrease in 2001 was primarily due to a rapid decline in the semiconductor industry that severely impacted our business. New semiconductor plant construction and upgrades began to decline rapidly in the first quarter of 2001 due to industry-wide over-capacity and resulted in a decline in our microelectronics equipment sales. In addition, sales of consumable products also declined, although to a lesser extent, as semiconductor fabrication plants focused on achieving manufacturing efficiencies and reducing materials costs.

Net sales and net sales change over the years ended December 31, 2002, 2001 and 2000, by geography, are summarized in the table below.

	Net Sales in US Dollars			Net Sales by Geographic Region
	2002	2001	2000	2002	2001	2000
	(In millions)			(As a percentage of net sales)
North America	$55.3	$70.4	$138.0	31.0%	32.7%	38.8%
Japan	63.3	78.6	133.3	35.5	36.5	37.5
Asia	41.8	39.5	51.7	23.4	18.4	14.6
Europe	18.0	26.8	32.5	10.1	12.4	9.1

Total net sales	$178.4	$215.3	$355.5	100.0%	100.0%	100.0%

	Net Sales Change in US Dollars		Net Sales Change in Local Currencies
	2002	2001	2002	2001
North America	(21.4)%	(49.0)%	(21.4)%	(49.0)%
Japan	(19.5)	(41.0)	(17.3)	(33.8)
Asia	5.8	(23.6)	0.7	(18.0)
Europe	(32.8)	(17.5)	(38.9)	(21.1)

Total net sales	(17.1)%	(39.4)%

During 2002 as compared to 2001, the Japanese yen was essentially flat against the U.S. dollar, while the South Korean won, the Singapore dollar and the Euro strengthened by 5.5%, 2.8% and 10.2%, respectively. During 2001 as compared to 2000, the Japanese yen, the South Korean won, the Singapore dollar and the Euro weakened against the U.S. dollar by approximately 13.0%, 11.2%, 4.6% and 3.0%, respectively.

Gross Profit Margins.    Gross profit margins were 33.4% in 2002, 36.1% in 2001 and 50.9% in 2000. The decrease in 2002 is primarily due to reductions in product demand and production volume resulting in lower overhead absorption. We responded to this lower demand by further consolidating our manufacturing operations. Gross profit margins in 2002 reflected $8.4 million of separation-related charges to operations. These charges included $1.7 million of redundant facility and labor expenses in order to ensure a smooth transfer from Millipore facilities into our new Billerica facility, $1.0 million of impairment charges associated with surplus manufacturing machinery which was ultimately sold, and net excess and obsolete inventory charges of $5.7 million. The gross profit margin decrease in 2001 over 2000, was primarily the result of lower manufacturing volumes. Gross profit margins in 2001 reflected $0.9 million of separation related, non-recurring charges.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased 16.0% to $67.8 million in 2002 from $80.7 million in 2001. The decrease in 2002 from 2001 levels was attributable to results of the downsizing and restructuring programs initiated in 2001, as well as a series of actions to reduce discretionary spending in response to the current industry downturn. Selling, general and administrative expenses in 2001 decreased 16.3% in 2001 from $96.4 million in 2000 as a result of the 2001 restructuring initiatives.

Research and Development Expenses.    Research and development expenses of $19.7 million in 2002 were essentially flat from 2001, which were $19.8 million. We intend to continue to fund key research and development programs despite the current business conditions. Research and development expenses decreased 14.7% in 2002 from $23.1 million in 2000. Key elements of our 2002 and 2001 research and development expenses were related to the continued development of the next generation 300mm products in the area of copper electrochemical plating, chemical mechanical planarization and deep ultra-violet photolithography applications. Additional investments were made to develop future generation of gas flow measurement and control products, chemical management technologies for advanced wafer clean applications, as well as DeviceNet™ enabled product lines. During 2000, we focused on novel technology development and licensing for advanced copper interconnect and photolithography applications. Additional investments were made to develop in-house copper plating capability. We also focused on photochemical dispense systems, which are specifically designed to address advanced deep ultra-violet photolithography. We believe that our customers will migrate toward the 0.13 micron technology during the next upturn and that our new generation of high value added products resulting from these research and development investments are well positioned to respond to this trend.

Restructuring and Other Charges.    Our operating results in 2002 included a total of $5.2 million of restructuring and other charges. During the fourth quarter of 2002, we recorded charges of $1.9 million related to the decision to close our San Clemente, CA manufacturing plant, severance costs of $1.6 million, and additional facilities exit costs of $1.7 million related to facilities that are closed in Bedford, MA and Swindon, England.

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

Other Income (Expense), Net.    In 2002, other income (expense), net includes foreign currency transaction exchange gains of $1.6 million, interest income of $1.1 million, royalty income from Millipore of $0.6 million and $0.1 million other income. In 2001, other income (expense), net includes foreign currency transaction exchange losses of $2.2 million and a $0.4 million loss on investments in 20%-50% owned entities accounted for under the equity method offset by interest income of $0.7 million, royalty income from Millipore of $0.6 million and $0.2 million other income. In 2000, other income (expense), net included the $3.0 million write-off of investment holdings in a privately held U.S. company offset by $0.9 million in foreign currency transaction exchange gains and income of $0.7 million on investments in 20%-50% owned entities accounted for under the equity method.

Income Tax Expense.    Prior to the Distribution Date, our operating results were included in Millipore’s consolidated U.S. and state income tax returns and in tax returns of certain Millipore foreign subsidiaries. Accordingly, income taxes were calculated on a separate return basis as if we filed tax returns separately from Millipore. At December 31, 2001, we had a $9.0 million income tax receivable related to net operating loss carrybacks determined on a separate return basis. In accordance with the tax sharing agreement, during 2002, Millipore decided not to allow us to carryback these net operating losses. As a result, the receivable was transferred to Millipore during 2002 and is reflected in the consolidated financial statements as a reduction to additional paid-in capital included in shareholders’ equity. Millipore managed its consolidated tax position for the benefit of its entire portfolio of businesses, and its tax strategies were not necessarily reflective of the tax strategies that we would have followed as a stand-alone company.

In 2002, we recorded income tax expense of $2.1 million on a pre-tax loss of $29.6 million. The income tax expense includes settlements from foreign tax audits for which we are responsible under our tax sharing agreement with Millipore and other income tax expense in our foreign operations.

In 2001, we recorded income tax expense of $26.2 million on a pre-tax loss of $41.4 million. This expense is primarily attributable to the valuation allowance against foreign tax credits on unremitted earnings of our foreign subsidiaries of approximately $18.0 million and other U.S. deferred tax assets of approximately $11.2 million. Statement of Financial Accounting Standards (“SFAS”) 109, “Accounting for Income Tax,” requires that we establish a valuation allowance or reserve when, based on an evaluation of objective verifiable evidence, we believe there is a likelihood that some portion or all of the deferred tax assets will not be realized. In 2001, we recorded a valuation allowance for the majority of these tax assets based on our assessment of historical pre-tax income and the significant deterioration in our projected pre-tax income for early future periods given the significant uncertainty surrounding the prolonged cyclical downturn in the semiconductor industry.

Our valuation allowance against the deferred tax assets is based on our assessment of historical pre-tax income and projected pre-tax income for early future periods. We are undertaking tax planning initiatives designed to generate future U.S. taxable income. As we generate future taxable income in the U.S. against which these tax assets may be applied, some portion or all of the valuation allowance would be reversed and an increase in net income would consequently be reported in future years. In addition, we continuously evaluate our tax position and our effective tax rate depending on changes in the geographic mix of our earnings and the continued development of our tax strategies.

In 2000 we recorded income tax expenses of $22.9 million on pre-tax income of $60.3 million.

Liquidity and Capital Resources

Our principal cash requirements have been to fund our operations and additions to property, plant and equipment in connection with our new Billerica facility and our separation from Millipore. Until our separation from Millipore, effective March 31, 2001, Millipore managed our overall capital requirements on a centralized basis including management of cash and debt. Millipore retained cash receipts associated with our business on a daily basis and provided funds to cover our disbursements. Accordingly, we have reported neither cash or cash equivalents nor debt at December 31, 2000.

Cash provided by operating activities was $7.5 million during the year ended December 31, 2002, as compared to $18.1 million during the year ended December 31, 2001. During 2002, cash provided by operating activities resulted primarily from our decrease in inventory of $21.0 million. This increase to cash was offset by our net loss of $31.8 million, after adjusting for the non-cash charges of $10.9 million for depreciation and amortization, $5.2 million related to restructuring and other charges and $1.0 million arising from impaired assets. In 2001, cash provided by operating activities resulted from a series of initiatives aimed at optimizing our working capital. In the second half of 2001, our gross inventory was reduced by $9.9 million. On a full year basis our gross inventory increased by $3.7 million. The collection of accounts receivable contributed $54.4 million offset by the reduction in accounts payable of $16.5 million and the change in other operating assets and liabilities of $12.8 million. Our cash flows from operations reflected a net use of cash of $10.0 million in 2000. The cash flows used in operations in 2000 was primarily attributed to growth in accounts receivable and inventory due to a significant sales volume increase that more than offset increased net income. Inventory levels increased due to stocking levels of new products and efforts to increase customer service levels through increased product availability.

Cash flow used in investing activities consisted of capital expenditures for property, plant and equipment of $17.9 million, $10.5 million and $11.8 million in the years ended December 31, 2002, 2001 and 2000, respectively. In 2002 and 2001, cash flows used in investing activities were primarily for the construction and purchase of production and research and development equipment, and the transfer of manufacturing operations from Millipore facilities pursuant to our separation agreement. Expenditures in 2000 were primarily on machinery and equipment in our manufacturing facilities to increase capacity to support increased demand for our products. During 2003, we expect to spend between $7.0 million to $10.0 million on capital expenditures primarily related to the purchase of manufacturing and research and development equipment.

Cash flows provided by financing activities for the year ended December 31, 2002 were $1.7 million and resulted from net transfers of $1.4 million from Millipore in accordance with our transition service agreements and Separation from Millipore and $1.9 million generated by the issuance of 223,648 shares of common stock under our employee stock purchase and stock option plans. This was offset by $1.6 million in cash collateralization related to a security deposit under a new lease for our corporate headquarters, research and development and manufacturing facility and other security deposits. At December 31, 2002, this cash collateral was invested in U.S. federal agency securities and money market funds. Cash flows from financing activities of $75.6 million for the year ended December 31, 2001 resulted from the receipt of $94.0 million of net proceeds from the sale of our stock in our initial public offering and net transfers from Millipore of $0.7 million offset by the payment of a $19.1 million Separation Note to Millipore. From April 1, 2001 through the consummation of our initial public offering in August 2001, Millipore provided a line of credit to us pursuant to a separation revolving credit agreement to support our cash requirements. We borrowed $27.5 million under this separation revolving credit agreement with Millipore that was repaid from the proceeds of our initial public offering. The amount of the Separation Note represented amounts determined by agreement between us and Millipore to ensure that all net proceeds of our initial public offering in excess of $75.0 million would be payable to Millipore. Cash flows from financing activities for the year ended December 31, 2000 were $21.9 million and resulted from capital contributions from Millipore. These cash transfers from Millipore for the year ended December 31, 2000 reflect changes in the cash financing required to fund our capital expenditures and operating activities.

Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of our business and some of which arise from uncertainties related to global economies. We believe that our cash and cash equivalents together with expected cash collections from existing trade receivables will be sufficient to satisfy our working capital, capital expenditure, restructuring and research and development requirements and other committments for the next twelve months. We expect that our cash flow needs beyond this twelve-month period will be satisfied through cash flow generated from operations.

If our cash flows from operations are less than we expect beyond this twelve month period, we may need to incur debt or issue additional equity. Also, we may need to incur debt or issue equity to make strategic acquisitions or investments. There can be no assurance that we will be able to obtain necessary financing on favorable terms or at all. If we are unable to obtain necessary financing beyond this twelve month period, we may not have sufficient cash to operate our business.

Under accounting principles generally accepted in the U.S., certain obligations and commitments are not required to be included in the consolidated balance sheet and statement of operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on liquidity. The following commitments as of December 31, 2002 have not been included in the consolidated balance sheet and statement of operations included under Item 8. Financial Statements and Supplemental Data, however, they have been disclosed in the following table in order to provide a more accurate picture of our financial position and liquidity. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(In millions)
Operating leases	$51.3	$8.0	$21.3	$7.3	$14.7

Total commitments	$51.3	$8.0	$21.3	$7.3	$14.7

Pursuant to the terms of the lease for our vacated Bedford, Massachusetts facility, the landlord has an option to sell the facility to us at any time prior to November 2005, the end of the lease term, at 90% of the then current market value, excluding the value of the lease.

Qualitative and Quantitative Disclosure Relating to Market Risks

Historically, our exposure to foreign currency exchange rate risk had been managed on an enterprise-wide basis as part of Millipore’s risk management strategy. We do not currently hold derivative financial instruments and continue to evaluate our future hedging strategy. We sell our products in many countries and a substantial portion of our net sales and a portion of our costs and expenses are denominated in foreign currencies. Approximately 69% of our net sales in the year ended December 31, 2002 were derived from customers located outside of the U.S., principally in Asia including Japan, where we also manufacture some of our products. This exposes us to risks associated with changes in foreign currencies that can adversely impact revenues, net income and cash flow. In addition, we are potentially subject to concentrations of credit risk, principally in accounts receivable, as historically we have relied on a limited number of customers for a substantial portion of our net sales. We perform ongoing credit evaluations of our customers and we generally do not require collateral. Our major customers are large, well-established microelectronics companies that have historically paid their accounts receivable balances with us.

Recently Issued Accounting Pronouncements

We adopted Financial Accounting Standards Board (the “FASB”) SFAS No. 142 on January 1, 2002. We performed an assessment of whether there was an indication that goodwill was impaired at the date of adoption. We determined that, for purposes of this assessment, our business consists of liquid products and gas products reporting units and that our goodwill is attributable solely to the gas products reporting unit. We estimated the gas products reporting unit’s fair value, as determined by an independent valuation services company, and compared it to the carrying value of the net assets of this reporting unit. As of January 1, 2002 and December 31, 2002, the gas reporting unit’s fair value exceeded its value of the net assets, and therefore goodwill was not impaired. Goodwill amortization expense was $0.9 million and $1.0 million for the years ended December 31, 2001 and 2000, respectively. As a result of our adoption of SFAS 142, we ceased our goodwill amortization effective January 1, 2002. We estimate that goodwill amortization expense would have been approximately $0.9 million for the year ended December 31, 2002.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which provides the accounting requirements for retirement obligations associated with tangible long-lived assets. This Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. This Statement is effective for the Company’s 2003 fiscal year, and early adoption is permitted. The adoption of SFAS 143 is not expected to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The objectives of SFAS 144 are to address significant issues relating to the implementation of FASB Statement 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and to develop a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and generally its provisions are to be applied prospectively. We adopted this standard effective January 1, 2002.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities”. SFAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under Emerging Issues Task Force No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. We are required to adopt the provisions of SFAS 146 effective for exit or disposal activities initiated after December 31, 2002. The provisions of EITF 94-3 shall continue to apply for any exit activity initiated under an exit plan that met the criteria of EITF 94-3 prior to adoption of SFAS 146. The adoption of SFAS 146 will change, on a prospective basis, the timing of recording restructuring charges from the commitment date to when the liability is incurred. We will adopt this standard for restructuring activities initiated subsequent to December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123”, which is effective for financial statements for fiscal years ending after December 15, 2002, with early adoption permitted. SFAS 148 will enable companies that choose to adopt the preferable fair value method to report the full effect of employee stock options in their financial statements immediately upon adoption, and to make available to investors better and more frequent disclosure about the cost of employee stock options. We will continue to apply the disclosure only provisions of both SFAS 123 and SFAS 148.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are applicable for financial statements of interim periods ending after December 15, 2002 and are included in Note 16 to the condensed consolidated and combined financial statements.

In November 2002, the EITF issued No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF No. 00-21 establishes three principles: revenue should be recognized separately for separate units of accounting, revenue for a separate unit of accounting should be recognized only when the arrangement consideration is reliably measurable and the earnings process is substantially complete, and consideration should be allocated among the separate units of accounting in an arrangement based on their fair values. EITF No. 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. We are evaluating the impact, if any, that this pronouncement will have on our consolidated financial statements.

In January 2003, the FASB issued FIN No. 46 “Consolidation of Variable Interest Entities, an interpretation of ARB 51.” FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights called “variable interest entities” or “VIEs” and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. Certain transitional disclosures are required in financial statements initially issued after January 31, 2003, if it is reasonably possible that once this guidance is effective the enterprise will either be required to consolidate a variable interest entity or will hold a significant variable interest in a variable interest entity. We do not believe that we have any interests that would change our current reporting entity or require additional disclosures outlined in FIN 46.

Factors and Uncertainties that may Affect Future Results

The matters discussed in this Annual Report on Form 10-K, include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current management expectations and are subject to substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. When used herein or in such statements, the words “anticipate”, “believe”, “estimate”, “expect”, “may”, “will”, “should” or the negative thereof and similar expressions as they relate to Mykrolis or its management are intended to identify such forward-looking statements. Potential risks and uncertainties that could affect our future operating results include the risk factors described elsewhere in this Annual Report on Form 10-K as well as the following:

RISKS RELATING TO OUR BUSINESS AND INDUSTRY

Our business depends substantially on semiconductor industry capital spending, which is characterized by periodic fluctuations that may cause a reduction in demand for our products.

Our business depends substantially upon the capital expenditures of semiconductor device manufacturers, which in turn depend upon the demand for semiconductors and other products utilizing semiconductors. We estimate that approximately 90% of our sales during 2002, 2001 and 2000 were to semiconductor capital equipment manufacturers and semiconductor device manufacturers, and we expect that sales to such customers will continue to account for a substantial majority of our sales. Reductions in demand for the products manufactured by semiconductor capital equipment manufacturers and semiconductor device manufacturers will restrict our ability to grow our business and cause our sales and profitability to decline. Historically, the semiconductor market has been highly cyclical and has experienced periods of overcapacity, resulting in significantly reduced demand for capital equipment used to make semiconductors. For example, during fiscal 2002 and 2001 the semiconductor industry has experienced a significant decline, which has caused a number of our customers to reduce their orders. Our net sales for 2002 were approximately $178.4 million, representing a decline of $36.9 million, or 17.1% from our net sales in 2001. Our net sales for 2001 were $215.3 million, representing a $140.2 million, or 39.4%, decline from our net sales in 2000. We also experienced downturns in 1996 and 1998. During the 1998 downturn, our annual net sales declined approximately $82.9 million, or 31% from the prior year. There is typically a three to six month lag between a change in capital expenditures within the semiconductor industry and the related impact on the demand for our products. If the current downturn continues for any significant period of time, it will further inhibit our growth and cause our sales and profitability to decline significantly.

The semiconductor industry is subject to rapid demand shifts which are difficult to predict. As a result, our inability to meet demand in response to these rapid shifts may cause a reduction in our market share.

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

When the semiconductor industry rebounds it may not rebound to historic levels but may rather reflect a lower rate of growth consistent with the electronics industry.

Notwithstanding two years of severe and prolonged downturn, many commentators observe that the semiconductor industry still has excess manufacturing capacity. In addition there currently does not appear to be a major application that would drive growth coming out of the downturn, as was the case in 1998 with telecommunications and internet applications Accordingly some analysts have predicted that the semiconductor industry may experience lower growth during its recovery cycles and that its longer term performance may become similar to that of the electronics industry.

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

New products designed by semiconductor capital equipment manufacturers typically have a lifespan of five to ten years. Our competitive success depends on our products being designed into new generations of equipment for the semiconductor industry. In some cases, semiconductor device manufacturers may direct semiconductor capital equipment manufacturers to use a specified supplier’s product in their equipment. Accordingly, our success will depend in part on our ability to have semiconductor device manufacturers specify that our products be used at their semiconductor fabrication facilities. If our products are not specified by semiconductor equipment manufacturers, our net sales may be reduced during the lifespan of our customers’ products.

Because our sales are concentrated on a small number of key customers, our revenue and profitability may materially decline if one or more of our key customers do not continue to purchase our existing and new products in significant quantities.

We depend and expect to continue to depend on a small number of customers for a large portion of our business, and changes in our customers’ orders have had a significant impact on our operating results. In 2002, 2001 and 2000, our top customer accounted for approximately 13%, 14% and 18%, respectively, of our net sales. In those same periods, net sales to our ten largest customers accounted for approximately 35%, 33% and 39%, respectively, of our net sales. In addition, we sell products to systems integrators who then sell components, which include our products, to some of our major customers. If any one of our key customers decides to purchase significantly less from us or to terminate its relationship with us, our revenue and profitability may decline significantly. We could lose our key customers or significant sales to our key customers because of factors beyond our control, such as a significant disruption in our customers’ businesses generally or in a specific product line. For example, we are currently experiencing softening demand for our products as a result of the downturn in the semiconductor industry. These customers may stop incorporating our products into their products with limited notice to us and suffer little or no penalty for doing so. In addition, if any of our customers merge, we may experience lower overall sales from the merged companies. Because one of our strategies has been to develop long-term relationships with a few key customers in the product areas in which we focus and because we have a long product design and development cycle for most of our products and prospective customers typically require lengthy product qualification periods prior to placing volume orders, we may be unable to replace these customers quickly or at all.

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

Sales by our international subsidiaries to customers outside the United States accounted for approximately 69% of our net sales in 2002, 67% of our net sales in 2001, 61% of our net sales in 2000. We anticipate that international sales will continue to account for a majority of our net sales. In addition, a number of our key domestic customers derive a significant portion of their revenues from sales in international markets. We also manufacture a significant portion of our products outside the United States and are dependent on international suppliers for many of our parts. We intend to continue to pursue opportunities in both sales and manufacturing internationally. Our international operations are subject to a number of risks and potential costs that could adversely affect our revenue and profitability, including:

•	unexpected changes in regulatory requirements that could impose additional costs on our operations or limit our ability to operate our business;

•	greater difficulty in collecting our accounts receivable and longer payment cycles than is typical in domestic operations;

•	changes in labor conditions and difficulties in staffing and managing foreign operations;

•	liability for foreign taxes assessed at rates higher than those applicable to our domestic operations; and

•	political and economic instability.

In the past, we have incurred costs or experienced disruptions due to the factors described above and expect to do so in the future. For example, our operations in Asia, and particularly Korea, Taiwan and Japan, have been negatively impacted in the past as a result of regional economic instability, most recently in 1998. In addition, Taiwan and Korea account for a growing portion of the world’s semiconductor manufacturing. There are currently strained relations between China and Taiwan and there are growing tensions between North Korea and South Korea and the United States. Any adverse developments in those relations could significantly disrupt the worldwide production of semiconductors, which would lead to reduced sales of our products.

Fluctuations in the value of the U.S. dollar in relation to other currencies may lead to lower net income or may cause us to raise prices, which could result in reduced sales.

Foreign currency exchange rate fluctuations could have an adverse effect on our net sales and results of operations. Approximately 69% of our net sales in 2002, 67% of our net sales in 2001 and 61% of our net sales in 2000 were denominated in foreign currencies. Unfavorable foreign currency fluctuations could require us to increase prices to foreign customers, which could result in lower net sales by us to such customers. Alternatively, if we do not adjust the prices for our products in response to unfavorable foreign currency fluctuations, our profitability could decline. In addition, sales made by our foreign subsidiaries are denominated in the currency of the country in which these products are sold, and the currency we receive in payment for such sales could be less valuable at the time of receipt versus the time of sale as a result of foreign currency exchange rate fluctuations.

We incur significant cash outlays over lengthy time periods in order to research, develop, manufacture and market new products, which may never reach market or may have limited market acceptance.

We make significant cash expenditures to research, develop and market new products. For example, we incurred $19.7 million of research and development expense in 2002, $19.8 million in 2001 and $23.2 million in 2000. The development period for a product can be as long as five years. Following development, it may take an additional two to three years for the market size of that product to reach a substantial level. We cannot be certain of the success of a new product. A product concept may never progress beyond the development stage or may only achieve limited acceptance in the marketplace. If this occurs, we do not receive a direct return on our expenditures and may not even realize any indirect benefits. Additionally, capacity expansion may be necessary in order to manufacture a new product. If sales levels do not increase to offset the additional fixed operating expenses associated with any such expansion, our revenue and profitability could decline and our prospects could be harmed.

We depend on our suppliers for our raw materials and components, and our production would be substantially curtailed if these suppliers are not able to meet our demands and alternative sources are not available.

We purchase raw materials and components from third parties to complete our customers’ orders, and some of these raw materials and components may, in the future, need to be ordered from sole-source suppliers.

Although we work with our customers and suppliers to minimize the impact of shortages in raw materials and components, we sometimes experience short-term adverse effects due to price fluctuations and delayed shipments. In the past, there have been industry-wide shortages of electronic components, particularly memory and logic devices. If a significant shortage of raw materials or components were to occur, we may have to delay shipment. Supply shortages of particular components will likely substantially curtail production of products using these components. In addition, while many of our significant customer contracts permit periodic reviews of pricing based on decreases and increases in the prices of raw materials and components, we are not always able to pass on price increases to our customers and significant price increases from our suppliers could cause our profitability to decline. The loss of any of these or other significant suppliers, delays in shipments, the inability of a supplier to meet performance and quality specifications or delivery schedules or our inability to pass along price increases could cause our revenue and profitability to decline significantly.

We may acquire other businesses or form joint ventures that could negatively affect our profitability, increase our debt and dilute your ownership of our company.

As part of our business strategy, we expect to address gaps in our product offerings, diversify into complementary product markets or pursue additional technology and customers through acquisitions or joint ventures. As a result, we may enter markets in which we have no or limited prior experience. Competition for acquiring attractive businesses in our industry is substantial. In executing this part of our business strategy, we may experience difficulty in identifying suitable acquisition candidates or in completing selected transactions at appropriate valuations. If we were to make any acquisitions, we may not be able to integrate these acquisitions successfully into our existing business and we could assume unknown or contingent liabilities or experience negative effects on our reported results of operations from dilutive results from operations and/ or from future potential impairment of acquired assets. We may experience difficulties in operating in foreign countries or over significant geographical distances and in retaining key employees or customers of an acquired business, and our management’s attention could be diverted from other business issues. We may not identify or complete these transactions in a timely manner, on a cost effective basis or at all, and we may not realize the benefits of any acquisition or joint venture.

We may not be able to obtain financing to fund our future capital requirements, including strategic acquisitions, on favorable terms or at all; the amount of equity we can issue may likewise be limited. This could prevent us from addressing gaps in our product offerings, improving our technology or increasing our manufacturing capacity.

If our cash flows from operations are less than we expect, we may need to issue additional equity or incur debt. There can be no assurance that we will be able to obtain necessary short-term or other financing on favorable terms or at all. If we are unable to obtain necessary financing, we may not have sufficient cash to operate our business. In particular, we expect to fund future acquisitions in whole or in part by issuing additional equity. Any equity issued would dilute your ownership of us. If the price of our equity is low or volatile, we may not be able to issue equity to acquire other companies and our acquisition strategy could require us to incur substantial amounts of indebtedness. We will likely not be able to obtain financing with interest rates as favorable as those that we could obtain as a part of Millipore. While we currently have no debt outstanding, potential future levels of indebtedness could have consequences for our business, including:

•	greater vulnerability to the cyclical nature of our industry and the effects of rapid demand shifts affecting our business;

•	dedication of a substantial portion of our cash flow from operations to repayment of debt, limiting the availability of cash for working capital, capital expenditures or acquisitions which may be attractive to us; and

•	reduced flexibility in planning for, or reacting to, changes in our business and industry.

Furthermore, if we raise funds through the issuance of debt, the debt securities issued will likely have rights, preferences and privileges senior to those of holders of our common stock in the event of a liquidation or otherwise, and the terms of the debt securities may impose restrictions on our operations. We cannot assure you that financing for acquisitions will be available on terms acceptable to us, or at all.

Loss of any of our key personnel could hurt our business because of their experience in the microelectronics industry and their technological expertise. Similarly, our inability to attract and retain new qualified personnel could inhibit our ability to operate and grow our business successfully.

We depend on the services of our key senior executives and other technological experts because of their experience in the microelectronics industry and their technical expertise. The loss of the services of one or several of our key employees or an inability to attract, train and retain qualified and skilled employees, specifically R & D and engineering personnel, could result in the loss of customers or otherwise inhibit our ability to operate and grow our business successfully. In particular, since our separation from Millipore, we have had to develop and implement a new administrative and managerial infrastructure. Our future success depends on the successful development and implementation of this infrastructure and our ability to expand, integrate and retain our management team. We have also had to impose salary reductions on our senior employees and freeze merit increases in order to maintain our financial position during the current extended downturn in the semiconductor industry; this may make it more difficult to attract and retain key personnel. In addition, our ability to successfully integrate acquired facilities or businesses depends, in part, on our ability to retain and motivate key management and employees hired by us in connection with the acquisition.

If we are unable to protect our intellectual property rights, our business and prospects could be harmed.

Our future success and competitive position depend in part upon our ability to obtain and maintain proprietary technology used in our principal product families. We rely, in part, on patent, trade secret and trademark law to protect that technology. We routinely enter into confidentiality agreements with our employees. However, there can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach or that our confidential and proprietary information and technology will not be independently developed by or become otherwise known to third parties. We have obtained a number of patents relating to our products and have filed applications for additional patents. We cannot assure you that any of our pending patent applications will be approved, that we will develop additional proprietary technology that is patentable, that any patents owned by or issued to us will provide us with competitive advantages or that these patents will not be challenged by third parties. Patent filings by third parties, whether made before or after the date of our filings, could render our intellectual property less valuable. Competitors may misappropriate our intellectual property, and disputes as to ownership of intellectual property may arise. In addition, if we do not obtain sufficient international protection for our intellectual property, our competitiveness in international markets could be significantly impaired, which would limit our growth and future revenue. Furthermore, there can be no assurance that third parties will not design around our patents.

Protection of our intellectual property rights may result in costly litigation.

We may from time to time be required to institute litigation in order to enforce our patents, copyrights or other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation could result in substantial costs and diversion of resources and could negatively affect our sales, profitability and prospects regardless of whether we are able to successfully enforce our rights. For example, in 1998, we settled a patent lawsuit in which each party claimed infringement of a patent by the other. In connection with the settlement, we incurred a charge of approximately $3.7 million and agreed to a cross-license of the two patents at issue. In connection with future intellectual property infringement claims, we will not have the benefit of asserting counterclaims based on Millipore’s intellectual property portfolio, and we will not be able to offer licenses to Millipore’s intellectual property in order to resolve claims.

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

Our commercial success will depend, in part, on our ability to avoid infringing or misappropriating any patents or other proprietary rights owned by third parties. If we are found to infringe or misappropriate a third party’s patent or other proprietary rights, we could be required to pay damages to such third party, alter our products or processes, obtain a license from the third party or cease activities utilizing such proprietary rights, including making or selling products utilizing such proprietary rights. If we are required to obtain a license from a third party, there can be no assurance that we will be able to do so on commercially favorable terms, if at all.

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

We are currently consolidating manufacturing operations from our Yonezawa, Japan facility into our Billerica, MA headquarters, R&D and manufacturing facility. If we are unable to successfully manage this consolidation, our ability to deliver product to our customers could be disrupted and we could lose business.

In order to enhance the efficiency and cost effectiveness of our manufacturing operations we are moving several product lines from our Yonezawa, Japan plant to our Billerica facility. These product lines involve technically complex manufacturing processes that require considerable expertise to operate. If we are unable to complete this transfer in a systematic manner within established schedules or if we are unable to successfully operate these manufacturing processes in Billerica, production may be disrupted and we may not be able to deliver these products to meet customer orders in a timely manner and may lose business as a result.

RISKS RELATED TO OUR SEPARATION FROM MILLIPORE

Our pre-separation historical financial information may not be representative of our results as a stand-alone company and, therefore, may not be reliable as an indicator of our historical or future results.

We have only a limited operating history as an independent company. Prior to our separation from Millipore, Millipore did not account for us, and we were not operated, as a stand-alone entity. The historical combined financial information we have included in this report has been derived in part from Millipore’s consolidated financial statements and may not be indicative of our financial position, results of operations or cash flows in the future nor is it necessarily indicative of what our financial position, results of operations or cash flows would have been had we been a stand-alone entity for all of the periods presented. This is primarily a result of the following factors:

•	our historical combined financial statements reflect allocations for periods prior to our separation from Millipore, primarily with respect to general corporate and research expenses; these allocations may be less than the general corporate and research expenses we would have incurred as a stand-alone company; and

•	our historical combined financial statements do not fully reflect the significant changes that occurred in the future as a result of our separation from Millipore, and the distribution of our stock to its shareholders by Millipore, including changes in how we fund our operations, conduct research and tax planning and manage employee matters.

Following our separation from Millipore, we have incurred incremental non-recurring operating costs and expenses associated with increased marketing expenses related to establishing a new brand identity, legal fees, retention bonuses, increased depreciation due to decreases in the estimated useful lives of fixed assets and leasehold improvements and other separation related costs. During 2003, we expect to incur approximately $1.0 million of such expenses associated with our separation from Millipore.

We have a limited history operating as a stand-alone company, and we may be unable to continue to effectively implement the changes necessary to operate as a stand-alone company, or we may incur greater costs as a stand-alone company that may cause our profitability to decline.

Prior to our separation, Millipore conducted our business as a division through various subsidiaries rather than as a stand-alone company. Accordingly, Millipore performed a number of corporate functions for us. In addition, until the spin-out distribution by Millipore, and in some cases even after the distribution, we have relied on Millipore for various transitional services. While, to date we have been successful at replacing these services at reasonable cost, there can be no assurance that we will continue to be able to do so. We currently continue to use Millipore’s information technology (“IT”) operations group to support and operate our data processing systems. Our IT systems have been modified from the Millipore systems, and are in the process of being further modified, to implement a new version of the enterprise resource planning system used by Millipore, which will enable us to better support our business. These modifications, however, may result in unexpected system failures or the loss or corruption of data. We are also in the process of creating our own IT infrastructure to replace many of the IT services that Millipore provides us. We may not be successful in executing this transition from Millipore or to the new version of the ERP system in a timely manner. If we do not have our own IT infrastructure, are unable to implement these transitions in a timely manner or if we do not have agreements with other providers of these services once our transitional services agreement with Millipore expires, we may not be able to effectively operate our business, and our profitability may decline.

Any failure or significant downtime in Millipore’s or our own information systems could prevent us from taking customer orders, shipping products or billing customers and could cause delays in production and delivery of our products and could harm our business and prospects. In addition, Millipore’s and our information systems require the services of employees with extensive knowledge of these information systems and the business environment in which we operate and we may be unable to attract and hire employees with the necessary skills to operate our information systems.

We currently use Millipore’s membrane manufacturing infrastructure, and our ability to meet our customer’s demands will suffer if we do not successfully transition our membrane manufacturing requirements to our own facilities.

We have entered into transition agreements with Millipore relating to the manufacture and distribution of specified products for limited periods of time. The manufacture of our membrane products is highly complex and requires sophisticated and costly equipment. While we are entitled to continue to manufacture membrane in Millipore’s plant until March of 2006, we might not be able to successfully transition the membrane production to a different facility after that date. As a result, any prolonged disruption in the operations of any of our manufacturing facilities or any unforeseen delays in shifting membrane manufacturing operations to a new facility, whether due to technical or labor difficulties, destruction or damage to the facility or other reasons, could result in increased costs and reduced revenues and profitability and could harm our prospects.

Following our separation from Millipore, we do not have access to the research and development resources that were previously available to us, which could limit our research and development activities, thereby inhibiting our ability to develop new products in response to competitive pressures and harming our business and prospects.

Prior to our separation from Millipore, many research and development projects were conducted through the centralized Millipore research group. Following our separation from Millipore, while our research and development personnel have been transferred to us in accordance with the terms of the separation agreements, we do not have access to any other resources or personnel in Millipore’s research group other than in specific limited circumstances outlined in our research agreement with Millipore. As a result, we will not have access to all of the research and development facilities and resources that were previously available to us, and we may not be able to manage projects as successfully as we have in the past. If we are unable to continue to successfully develop new products and technology through internal research and development activities, we may not be able to maintain our market position or successfully grow our business and our business and prospects may be harmed.

Our agreements with Millipore limit our ability to use Millipore’s technology to fields of use in the microelectronics industry and may prevent us from expanding our business beyond the microelectronics industry.

Our use of Millipore’s technology is governed by the separation agreements, such as the master patent license agreement and the master trade secret and know-how agreement. The licenses granted by these agreements prohibit our use of Millipore’s technology in fields of use outside of the microelectronics industry. In general, where technology is used both by Millipore in the manufacture of its products and by us in the manufacture of our products, Millipore retained ownership of the technology and granted us a license to use the technology limited to fields of use in the microelectronics industry. In some cases, Millipore transferred ownership of the technology to us and retained an exclusive license to the technology in its fields of use in the biopharmaceutical and related industries. Under the master patent license agreement and the master trade secret and know-how agreement, we may sell products using Millipore’s technology only to customers in the microelectronics industry, as defined in the agreements, and we may not transfer the technology except in limited circumstances. These restrictions could limit our ability to expand our business into markets outside the microelectronics industry, which could limit our growth.

If the transitional services being provided to us by Millipore are not sufficient to meet our needs, or if we are not able to replace these services after our agreements with Millipore expire, we will be unable to manage critical operational functions of our business.

Pursuant to our separation from Millipore, Millipore agreed to provide transitional services to us. While many of these transitional service agreements have expired, transitional agreements continue with respect to the following services:

•	information technology support services;

•	research and development;

•	manufacture of membranes;

•	product distribution; and

•	buildings and facilities, including membrane manufacturing space.

Although Millipore is contractually obligated to provide us with these services, these services may not be provided at the same level as when we were part of Millipore, and we may not be able to obtain the same benefits. These continuing transitional service arrangements generally have a term of five years following the separation. After the expiration of these various arrangements, we may not be able to replace the transitional services or enter into appropriate leases or other agreements in a timely manner or on terms and conditions, including cost, as favorable as those we will receive from Millipore. In particular, the manufacture of membranes involves the use of proprietary processes and equipment that belong to Millipore. As a result, after the expiration of the membrane manufacture agreement, we must acquire or design our own manufacturing equipment and develop our own processes to replace these proprietary processes and equipment.

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

Our directors and executive officers may have conflicts of interest because of their ownership of Millipore common stock.

Many of our directors and executive officers have a substantial amount of their personal financial portfolios in Millipore common stock. Ownership of Millipore common stock by our directors and officers after our separation from Millipore could create, or appear to create, potential conflicts of interest when directors and officers are faced with decisions that could have different implications for Millipore and us.

We may have potential business conflicts of interest with Millipore with respect to our past and ongoing relationships.

Conflicts of interest may arise between Millipore and us in a number of areas relating to our past and ongoing relationships, including:

•	labor, tax, employee benefit, intellectual property, indemnification and other matters arising from our separation from Millipore;

•	employee retention and recruiting;

•	the nature, quality and pricing of transitional services Millipore has agreed to provide us;

•	business opportunities that may be attractive to both Millipore and us; and

•	the terms of the non-competition provisions contained in the separation agreements between Millipore and us, which govern Millipore’s ability to compete with us.

We may not be able to resolve any potential conflicts, and even if we do, the resolution may be less favorable because of our prior affiliation with Millipore and our continuing reliance on Millipore to provide transition services.

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

In order for the distribution of our stock by Millipore to continue to qualify as tax-free to Millipore and its stockholders, there must not be a change in ownership of 50% or more in either the voting power or value of either our stock or Millipore’s stock that is considered to be part of a plan or a series of related transactions related to Millipore’s intended distribution of our stock to its stockholders. For this purpose, a change in ownership may include the issuance of our common stock or Millipore’s common stock in acquisitions and other similar strategic transactions or for compensation of employees and others. If there is a direct or indirect acquisition of our stock or Millipore’s stock by one or more persons during the four-year period beginning two years prior to and ending two years after the spin-out distribution of our shares, it will be presumed to be part of a plan or a series of related transactions related to Millipore’s intended distribution of our stock, and the distribution will be taxable to Millipore unless the presumption is successfully rebutted. The direct or indirect acquisition of our stock can include open market transactions. As a result, if within two years of the distribution any person or group of persons acting pursuant to a coordinated plan acquires 50% or more of our common stock, including through open market transactions, that is part of a plan or series of related transactions with the distribution by Millipore of our common stock, the distribution will be taxable to Millipore. Pursuant to our tax sharing agreement with Millipore, we may be responsible for the tax imposed on Millipore if the distribution fails to qualify as tax-free. For the above reasons, we are limited in our ability to use our stock for acquisitions and other similar strategic transactions or for compensation of employees and others. Many of our competitors have issued their stock to complete acquisitions, to expand their product offerings and speed the development of new technology, and to attract and retain employees and other key personnel. Therefore, these competitors may have a significant competitive advantage over us.

We may be responsible for income tax liabilities that relate to the distribution of shares of our common stock by Millipore and for other tax liabilities.

Millipore has received a tax ruling from the IRS to the effect that the distribution will qualify as a tax-free distribution for U.S. federal income tax purposes. The tax ruling is binding on the IRS, and can be relied upon by Millipore provided that the factual representations and assumptions made in Millipore’s request are true. We are not aware of any facts or circumstances that would cause such representations and assumptions to be untrue. Our tax sharing agreement with Millipore provides that we will be responsible for certain taxes imposed on Millipore, us or our respective subsidiaries if (i) we or one or more of our shareholders are responsible for the distribution’s failure to qualify for tax-free treatment, or (ii) the distribution of our shares subsequently becomes taxable to Millipore as a result of a change of ownership of 50% or more of the voting power or value of our stock. The process for determining whether a change of ownership has occurred under the tax rules is complex. If we do not carefully monitor our compliance with these rules we might inadvertently cause or permit a change of ownership to occur, triggering our obligation to indemnify Millipore pursuant to the tax sharing agreement. In addition, our obligation to indemnify Millipore in the event that a change of ownership causes the distribution not to be tax-free could discourage or prevent a third party from making a proposal to acquire our company. If the distribution by Millipore was determined to be taxable, the U.S. federal income tax payable by Millipore as a result of the distribution for which we have agreed to indemnify Millipore would be equal to 35% of the difference between the market value of the distributed stock on the date of the distribution and the tax basis of such stock. Assuming a market value of $10.50 per share for the distributed stock, the U.S. federal income tax payable by Millipore would equal approximately $63.5 million. If we were required to pay any of the taxes described above, the payment would significantly harm our business, financial position, results of operations and cash flow. In addition, under the tax sharing agreement that we entered into with Millipore, we are responsible for tax liabilities and adjustments to tax liabilities with respect to those Millipore foreign subsidiaries which we acquired pursuant to our separation from Millipore for periods prior to that separation. As we operate independently of Millipore we may adopt tax strategies different from those Millipore has followed which could impact our tax liability.

RISKS RELATED TO THE SECURITIES MARKETS AND OWNERSHIP OF OUR COMMON STOCK

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

There has been only a limited public market for our common stock, and an active public market for our common stock may not develop or be sustained after the distribution of our stock by Millipore to its shareholders. The market price of our common stock may be subject to significant fluctuations after this offering. Among the factors that could affect our stock price are:

•	quarterly variations in our operating results;

•	changes in revenue or earnings estimates or publication of research reports by analysts;

•	speculation in the press or investment community;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	actions by institutional stockholders or by Millipore prior to its distribution of our stock;

•	general market conditions; and

•	domestic and international economic factors unrelated to our performance.

The stock markets in general, and the markets for high technology stocks in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may cause the trading price of our common stock to decrease.

We may not be able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 that we establish and maintain an adequate internal control structure for financial reporting, which could result in a loss of confidence in the reliability of our financial statements and decrease the value of your shares.

Section 404 of the Sarbanes-Oxley Act of 2002 requires the S.E.C. to adopt rules requiring public companies to include an “internal control” report in their annual reports on Form 10-K which contains an assessment by management of the effectiveness of the company’s internal control structure and procedures for financial reporting and to require the public accounting firm auditing the company’s financial statements to attest to and report on management’s assessment of the effectiveness of the company’s internal control structure and procedures for financial reporting. Until the S.E.C. issues rules there is uncertainty as to the specific standards that our internal control structure and procedures for financial reporting must meet. While we intend to conduct a rigorous review of our internal controls over financial reporting in order to assure compliance with the Section 404 requirements, there can be no assurance that our independent accountants will attest to our assessment. In the event that our independent accountants are not satisfied with the internal control structure and procedures for financial reporting that we develop or with the level at which it is documented, operated or reviewed they may decline to attest to management’s assessment. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements which could have a significant and adverse impact on the value of our shares.

Provisions in our charter documents, Delaware law, the Internal Revenue Code relating to Millipore’s distribution of our common stock and our shareholder rights plan may delay or prevent an acquisition of us, which could decrease the value of your shares.

Our certificate of incorporation and By-Laws, Delaware law and our shareholder rights plan contain provisions that could make it harder for a third party to acquire us without the consent of our board of directors. These provisions include a classified board of directors and limitations on actions by our stockholders by written consent. In addition, our board of directors has the right to issue preferred stock without stockholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer. Our shareholder rights plan will permit our stockholders to purchase shares of our common stock at a 50% discount upon the occurrence of specified events, including the acquisition by anyone of 15% or more of our common stock, unless such event is approved by our board of directors. Delaware law also imposes restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock. Although we believe these provisions provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with our board of directors, these provisions apply even if the offer may be considered beneficial by stockholders. If a change of control or change in management is delayed or prevented, the market price of our common stock could suffer. In addition, an acquisition or further issuance of our common stock could trigger the application of Section 355(e) of the Internal Revenue Code. Under the tax sharing agreement, we would be required to indemnify Millipore for the resulting tax and this indemnity obligation might discourage, delay or prevent a change of control that stockholders may consider favorable.

Your percentage ownership in us may be diluted by future issuances of capital stock, which could reduce your influence over matters on which stockholders vote.

Our board of directors has the authority, without action or vote of our stockholders, to issue all or any part of our authorized but unissued shares. These issuances would dilute your percentage ownership interest, which will have the effect of reducing your influence over matters on which our stockholders vote. In addition, if the issuances are made at prices that reflect a discount from the then current trading price of our common stock, your interest in the book value of our common stock might be diluted.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

The information called for by this item is set forth under the heading “Market Risk” in Management’s Discussion and Analysis contained in Item 7 above which information is hereby incorporated by reference.

Item 8.    Financial Statements and Supplementary Data.

The information called for by this item is set forth in the Consolidated and Combined Financial Statements and Schedule Covered by the Report of Independent Accounts at the end of this report commencing at the pages indicated below:

Consolidated and Combined Statements of Operations for the years ended December 31, 2002, 2001 and 2000	F-2
Consolidated and Combined Balance Sheets at December 31, 2002 and 2001	F-3
Consolidated and Combined Statements of Shareholders’ Equity for the years ended December 31, 2002, 2001 and 2000	F-4
Consolidated and Combined Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000	F-5
Notes to Consolidated and Combined Financial Statements	F-6
Report of Independent Accountants	F-32
Quarterly Results (Unaudited)	F-33
Financial Statement Schedule for the years ended December 31, 2002, 2001 and 2000	F-34

All of the foregoing Consolidated and Combined Financial Statements and Schedule are hereby incorporated in this Item 8 by reference.

Item 9.    Disagreements on Accounting and Financial Disclosure.

This item is not applicable.

PART III

Item 10.    Directors and Executive Officers of Mykrolis.

The information called for by this item with respect to registrant’s directors and compliance with  Section 16(a) of the Securities Exchange Act of 1934 as amended is set forth under the caption “ Ownership of Mykrolis Stock” in Mykrolis’ definitive Proxy Statement for Mykrolis’ Annual Meeting of Stockholders to be held on April 24, 2003, and to be filed with the Securities and Exchange Commission on or about March 28, 2003, which information is hereby incorporated herein by reference.

Information called for by this item with respect to registrant’s executive officers is set forth under “Executive Officers of Mykrolis” in Item 1 of this report.

Item 11.    Executive Compensation.

The information called for by this item is set forth under the caption “Management and Election Of Directors—Executive Compensation” in Mykrolis’ definitive Proxy Statement for Mykrolis’ Annual Meeting of Stockholders to be held on April 24, 2003, and to be filed with the Securities and Exchange Commission on or about March 28, 2003, which information is hereby incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

The following information is provided as of December 31, 2002, with respect to our compensation plans under which equity securities are authorized for issuance. The only equity securities that have been authorized for issuance under our compensation plans are options to acquire our common stock.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	8,013,577	$9.97	1,231,102

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	8,013,577	$9.97	1,231,102

(1)	Includes options to purchase shares of Mykrolis common stock converted from unvested options to acquire shares of common stock of Millipore Corporation held by our employees and by those of our directors who previously served as Millipore directors in the aggregate amounts of 2,914,313 shares and 54,306 shares, respectively; this conversion was made in conjunction with the spin-out distribution by Millipore Corporation of all of its holdings of Mykrolis common stock on February 27, 2002; this conversion was effected in accordance with a formula designed to preserve the pre-spin-out intrinsic value of the options; the Millipore plans under which the converted options were originally issued were approved by Millipore stockholders in 1995 and 1999; the conversions were approved by Millipore stockholders in 1995 and 1999; the conversions were approved by Millipore Corporation when it was the sole stockholder of Mykrolis.

(2)	Includes shares of Mykrolis common stock available for award or to support option grants under the 2001 Equity Incentive Plan which contains an “evergreen” provision that annually increases the number of shares available for award or to support option grants by 1% of the number of shares of common stock outstanding on the date of the Annual Meeting of Stockholders.

The information called for by Item 403 of Regulation S-K is set forth under the caption “Ownership Of Mykrolis Common Stock” in Mykrolis’ definitive Proxy Statement for Mykrolis’ Annual Meeting of Stockholders to be held April 24, 2003, and to be filed with the Securities and Exchange Commission on or about March 28, 2003, which information is hereby incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions.

The information called for by this item with respect to registrant’s directors relationships and related transactions is set forth under the caption “Management and Election of Directors—Nominees for Election as Directors” in Mykrolis’ definitive Proxy Statement for Mykrolis’ Annual Meeting of Stockholders to be held on April 24, 2003, and to be filed with the Securities and Exchange Commission on or about March 28, 2003, which information is hereby incorporated herein by reference.

PART IV

Item 14.    Controls and Procedures.

The Company’s Chairman and Chief Executive Officer, C. William Zadel, and Chief Financial Officer, Bertrand Loy, evaluated the effectiveness of the Company’s Disclosure Controls and Procedures (as that term is defined in Rule 13a-14(c) under the Securities Exchange of 1934, as amended) as of February 14, 2003. Based on that evaluation, Messrs. Zadel and Loy concluded that the Company’s Disclosure Controls and Procedures were effective.

Since February 14, 2003 there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls. No corrective actions with regard to significant deficiencies and material weaknesses were taken or required to be taken.

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The following documents are filed as a part of this report:

1. Financial Statements.

The Consolidated and Combined Financial Statements listed under Item 8 of this report and in the Index to Consolidated and Combined Financial Statements on page F-1 of this report which is incorporated by reference.

2. Financial Statement Schedules.

The Financial Statement Schedule listed under Item 8 of this report and in the Index to Consolidated and Combined Financial Statements on page F-1 of this report which is incorporated by reference.

3. Exhibits.

A. The following exhibits are incorporated by reference:

Reg. S-K Item 601(b) Reference	Document Incorporated	Referenced Document on file with the Commission

(2)	Form of Master Separation and Distribution Agreement	Exhibit 2.1 to Form S-1 Registration Statement (No. 333-57182)

	Form of General Assignment and Assumption Agreement	Exhibit 2.2 to Form S-1 Registration Statement (No. 333-57182)

(3)	Restated Certificate of Incorporation of Mykrolis Corporation	Exhibit 3.1 to Form S-1 Registration Statement (No. 333-57182)

	Amended and Restated By-laws of Mykrolis Corporation	Exhibit 3.2 to Form S-1 Registration Statement (No. 333-57182)

	Form of certificate representing shares of Common Stock, $.01 par value per share	Exhibit 3.3 to Form S-1 Registration Statement (No. 333-57182)

	Form of Common Stock Rights Agreement	Exhibit 1 to Form 8-K Current Report, filed December 10, 2001 [Commission File No. 001-1611]

	Form of Common Stock Purchase Right Certificate (included as Annex I to the Form of Common Rights Agreement)	Exhibit 2 to Form 8-K Current Report, filed December 10, 2001 [Commission File No. 001-1611]

Reg. S-K Item 601(b) Reference	Document Incorporated	Referenced Document on file with the Commission

(3) [Cont’d]	Summary of Common Stock Purchase Rights (included as Annex II to the Form of Common Rights Agreement)	Exhibit 3 to Form 8-K Current Report, filed December 10, 2001 [Commission File No. 001-1611]

(10)	Form of 2001 Equity Incentive Plan*	Exhibit 10.1 to Form S-1 Registration Statement (No. 333-57182)

	Letter Agreement with Robert E. Caldwell*	Exhibit 10.1.1 to Form 10-Q quarterly report for the period ended June 30, 2002

	Letter Agreement with Thomas O. Pyle*	Exhibit 10.1.2 to Form 10-Q quarterly report for the period ended June 30, 2002

	Amended and Restated 2001 Employee Stock Purchase Plan*	Exhibit 10.1 to Form 10-K Annual Report for the year ended December 31, 2001

	Form of Indemnification Agreement*	Exhibit 10.4 to Form S-1 Registration Statement (No. 333-57182)

	Lease Agreement, dated April 1, 2002 Between Nortel Networks HPOCS Inc. And Mykrolis Corporation, relating to headquarters, R&D and manufacturing facility located at 129 Concord Road Billerica, MA	Exhibit 10.1.3 to Quarterly Report on Form 10-Q, for the period ended March 31, 2002

	Lease Agreement dated November 25, 1985 between Roger G. Little, Trustee of SPI Trust, and Millipore Corporation relating to facility located at Patriots Park, Bedford, Massachusetts	Exhibit 10.5 to Form S-1 Registration Statement (No. 333-57182)

	Lease Agreement dated December 19, 1997 between EBP3, Ltd. and Millipore Corporation relating to manufacturing facility located in Allen, Texas	Exhibit 10.6 to Form S-1 Registration Statement (No. 333-57182)

	Master Patent Assignment	Exhibit 10.7 to Form S-1 Registration Statement (No. 333-57182)

	Master Patent License Agreement	Exhibit 10.8 to Form S-1 Registration Statement (No. 333-57182)

	Master Patent Grantback License Agreement	Exhibit 10.9 to Form S-1 Registration Statement (No. 333-57182)

	Master Trademark Assignment	Exhibit 10.10 to Form S-1 Registration Statement (No. 333-57182)

	Master Trademark Assignment	Exhibit 10.10 to Form S-1 Registration Statement (No. 333-57182)

	Master Trademark License Agreement	Exhibit 10.11 to Form S-1 Registration Statement (No. 333-57182)

	Master Invention Disclosure Assignment	Exhibit 10.12 to Form S-1 Registration Statement (No. 333-57182)

*	A “management contract or compensatory plan”

Reg. S-K Item 601(b) Reference	Document Incorporated	Referenced Document on file with the Commission

(10) [Cont’d]	Master Trade Secret and Know-How Agreement	Exhibit 10.13 to Form S-1 Registration Statement (No. 333-57182)

	Tax Sharing Agreement	Exhibit 10.14 to Form S-1 Registration Statement (No. 333-57182)

	Employee Matters Agreement	Exhibit 10.15 to Form S-1 Registration Statement (No. 333-57182)

	Master Transitional Services Agreement	Exhibit 10.16 to Form S-1 Registration Statement (No. 333-57182)

	Reorganization of Operations Outside the U.S.	Exhibit 10.17 to Form S-1 Registration Statement (No. 333-57182)

	Membrane Manufacture and Supply Agreement	Exhibit 10.18 to Form S-1 Registration Statement (No. 333-57182)

	Research Agreement	Exhibit 10.19 to Form S-1 Registration Statement (No. 333-57182)

	Product Distribution Agreement	Exhibit 10.20 to Form S-1 Registration Statement (No. 333-57182)

	Millipore Contract Manufacturing Agreement	Exhibit 10.21 to Form S-1 Registration Statement (No. 333-57182)

	Mykrolis Contract Manufacturing Agreement	Exhibit 10.22 to Form S-1 Registration Statement (No. 333-57182)

	Form of Separation Note	Exhibit 10.23 to Form S-1 Registration Statement (No. 333-57182)

	Separation Revolving Credit Agreement	Exhibit 10.24 to Form S-1 Registration Statement (No. 333-57182)

B.    The Company hereby files as exhibits to this Annual Report on Form 10-K the following documents:

Reg. S-K Item 601(b) Reference	Documents Filed Herewith

(10)	Standard Form of Agreements Between Owner and Design/Builder, effective as of January 15, 2002, between registrant and SPEC Process Engineering & Construction, as Design/Builder

Supplemental Executive Retirement Plan for Key Salaried Employees of Mykrolis Corporation*

Mykrolis Corporation 2002 Deferred Compensation Plan for Senior Management*

2001 Non-Employee Director Stock Option Plan (As Amended October 1, 2002) *

(21)	Subsidiaries of Mykrolis Corporation

(24)	Power of Attorney

(99)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	A “management contract or compensatory plan”

(b)    Reports on Form 8-K.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYKROLIS CORPORATION

Dated: March 13, 2003	By	/s/ C. WILLIAM ZADEL
C. William Zadel Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ C. WILLIAM ZADEL	Chairman, Chief Executive Officer, and Director	March 13, 2003
C. William Zadel

/s/ BERTRAND LOY	Vice President, Treasurer and Chief Financial Officer	March 13, 2003
Bertrand Loy

/s/ ROBERT HAMMOND	Corporate Controller and Chief Accounting Officer	March 13, 2003
Robert Hammond

RICHARD A. AURELIO*	Director	March 13, 2003
Richard A. Aurelio

MICHAEL A. BRADLEY*	Director	March 13, 2003
Michael A. Bradley

ROBERT E. CALDWELL*	Director	March 13, 2003
Robert E. Caldwell

MICHAEL P.C. CARNS*	Director	March 13, 2003
Michael P.C. Carns

DANIEL W. CHRISTMAN*	Director	March 13, 2003
Daniel W. Christman

THOMAS O. PYLE*	Director	March 13, 2003
Thomas O. Pyle

*By /s/ PETER W. WALCOTT
Peter W. Walcott, Attorney-in-Fact

CERTIFICATIONS

I, C. William Zadel, certify that:

1.	I have reviewed this annual report on Form 10-K of Mykrolis Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 13, 2003

/s/ C. WILLIAM ZADEL
C. William Zadel, Chairman and Chief Executive Officer

CERTIFICATIONS

I, Bertrand Loy, certify that:

1.	I have reviewed this annual report on Form 10-K of Mykrolis Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 13, 2003

/s/ BERTRAND LOY
Bertrand Loy Vice President and Chief Financial Officer

MYKROLIS CORPORATION

MYKROLIS CORPORATION

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2002	2001	2000
	(In thousands, except per share data)
Net sales	$178,449	$215,274	$355,540
Cost of sales	118,783	137,621	174,545

Gross profit	59,666	77,653	180,995
Selling, general and administrative expenses	67,809	80,724	96,469
Research and development expenses	19,685	19,837	23,175
Restructuring and other charges	5,182	17,478	(320)

Operating income (loss)	(33,010)	(40,386)	61,671
Other income (expense), net	3,367	(1,096)	(1,395)

Income (loss) before income taxes	(29,643)	(41,482)	60,276
Income tax expense	2,118	26,145	22,905

Net income (loss)	$(31,761)	$(67,627)	$37,371

Basic and diluted earnings (loss) per share	$(0.80)	$(1.92)	$1.15
Shares used in computing basic and diluted earnings (loss) per share	39,628	35,262	32,500

The accompanying notes are an integral part of the consolidated and combined financial statements

MYKROLIS CORPORATION

CONSOLIDATED AND COMBINED BALANCE SHEETS

	December 31,
	2002	2001
	(In thousands except share data)
ASSETS
Current assets:
Cash and cash equivalents	$74,085	$82,831
Accounts receivable (less allowance for doubtful accounts of $1,224 in 2002 and $1,670 in 2001)	39,971	34,817
Inventories	41,821	60,436
Income tax receivable (note 10)	—	9,000
Deferred income taxes	786	924
Assets held for sale	72	—
Other current assets	4,088	1,348

Total current assets	160,823	189,356

Restricted cash	1,608	—
Property, plant and equipment, net	74,833	69,100
Deferred income taxes	5,400	4,872
Goodwill (less accumulated amortization of $3,845)	14,454	14,454
Other intangible assets (less accumulated amortization of $20,946 in 2002 and $20,417 in 2001)	4,949	7,288
Other assets	5,122	4,420

Total assets	$267,189	$289,490

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligation	$78	$—
Accounts payable—Millipore Corporation	—	1,928
Accounts payable	10,288	5,402
Accrued income taxes	9,416	9,616
Accrued expenses	24,756	18,884

Total current liabilities	44,538	35,830

Long-term portion of capital lease obligation	131	—
Other liabilities	9,815	10,113
Minority interest	61	—

Commitments and contingencies (note 16)	—	—

Shareholders’ equity:
Shareholder’s net investment	—	—
Preferred stock, par value $.01 per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 250,000,000 shares authorized; 39,723,648 and 39,500,000 shares issued and outstanding, respectively	397	395
Additional paid-in capital	320,061	326,618
Accumulated deficit	(93,351)	(61,590)
Accumulated other comprehensive loss	(14,463)	(21,876)

Total shareholders’ equity	212,644	243,547

Total liabilities and shareholders’ equity	$267,189	$289,490

The accompanying notes are an integral part of the consolidated and combined financial statements

MYKROLIS CORPORATION

CONSOLIDATED AND COMBINED STATEMENTS OF SHAREHOLDERS’ EQUITY  AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Common Shares		Additional Paid-In Capital	Shareholder’s Net Investment	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Comprehensive Income (Loss)
	Shares	Amount
Balance December 31, 1999		—	—	193,400	—	4,258	197,658
Net change in unearned compensation		—	—	1,107	—	—	1,107
Net transfers from Millipore Corporation		—	—	21,854	—	—	21,854
Comprehensive income :
Net income		—	—	37,371	—	—	37,371	37,371
Foreign currency translations		—	—	—	—	(11,501)	(11,501)	(11,501)

Comprehensive income								25,870

Balance December 31, 2000		—	—	253,732	—	(7,243)	246,489
Net change in unearned compensation and Other stock-based compensation		—	503	3,240	—	—	3,743
Net transfers from (to) Millipore Corporation		—	1,850	(1,141)	—	—	709
Payment of separation note to Millipore Corporation		—	(19,095)	—	—	—	(19,095)
Transfer to common stock and additional Paid-in capital	32,500	325	249,469	(249,794)	—	—	—
Issuance of common stock – net of expenses	7,000	70	93,891	—	—	—	93,961
Comprehensive loss :
Net loss		—	—	(6,037)	(61,590)	—	(67,627)	(67,627)
Foreign currency translations		—	—	—	—	(14,633)	(14,633)	(14,633)

Comprehensive loss								(82,260)

Balance December 31, 2001	39,500	395	326,618	—	(61,590)	(21,876)	243,547
Stock-based compensation		—	1,103	—	—	—	1,103
Net transfers to Millipore Corporation		—	(9,518)	—	—	—	(9,518)
Issuance of common stock-employee stock purchase plan and exercise of stock options	224	2	1,858	—	—	—	1,860
Comprehensive income (loss) :
Net loss		—	—	—	(31,761)	—	(31,761)	(31,761)
Foreign currency translations		—	—	—	—	7,413	7,413	7,413

Comprehensive loss								$(24,348)

Balance December 31, 2002.	39,724	$397	$320,061	$—	$(93,351)	$(14,463)	$212,644

The accompanying notes are an integral part of the consolidated and combined financial statements

MYKROLIS CORPORATION

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2002	2001	2000
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(31,761)	$(67,627)	$37,371
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss on equity method investments	37	268	2,318
Restructuring and other charges	5,182	17,478	(320)
Impairment of assets	971	—	—
Depreciation and amortization	10,852	15,057	12,834
Stock based compensation	1,103	595	1,177
Deferred income taxes	390	25,455	(2,230)
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable, net	(2,104)	54,369	(35,298)
Decrease (increase) in inventories	20,981	(181)	(28,577)
(Decrease) increase in accounts payable—Millipore Corporation	(1,928)	1,928	—
Increase (decrease) in accounts payable	4,530	(16,477)	3,626
Increase in other operating assets	(1,644)	(6,550)	(326)
Increase (decrease) in other operating liabilities	872	(6,214)	(623)

Net cash provided by (used in) operating activities	7,481	18,101	(10,048)
Cash flows from investing activities:
Additions to property, plant and equipment	(17,949)	(10,516)	(11,806)

Net cash used in investing activities	(17,949)	(10,516)	(11,806)
Cash flows from financing activities:
Borrowings under separation revolving credit agreement with Millipore Corporation	—	27,512	—
Payment of borrowings under separation revolving credit agreement with Millipore Corporation	—	(27,512)	—
Net proceeds from the issuance of common stock	—	93,961	—
Payment of separation note to Millipore Corporation	—	(19,095)	—
Net transfers from Millipore Corporation	1,457	709	21,854
Assignment of restricted cash	(1,608)	—	—
Payments under capital leases	(25)	—	—
Proceeds from issuance of common stock for employee stock purchase plan and stock option exercises	1,860	—	—

Net cash provided by financing activities	1,684	75,575	21,854
Effect of foreign exchange rates on cash and cash equivalents	38	(329)	—

Net (decrease) increase in cash and cash equivalents	(8,746)	82,831	—
Cash and cash equivalents at beginning of period	82,831	—	—

Cash and cash equivalents at end of period	$74,085	$82,831	$—

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Income Taxes	$2,013	$10,145	$—
Interest	$2	$—	$—
Supplemental disclosure of non-cash activity:
Non-cash transfers to Millipore	$10,975	$—	$—

A capital lease obligation of $234 was incurred when the Company entered into a lease for phone equipment in June 2002.

The accompanying notes are an integral part of the condensed consolidated and combined financial statements

MYKROLIS CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(In thousands except share and per share data)

1.    Background and Basis of Presentation

Background

On October 3, 2000, Millipore Corporation (“Millipore”) announced its plan to spin-off its microelectronics business, which served the semiconductor industry and certain related industries with products needed to manufacture semiconductor devices as well as a range of other products that now comprises Mykrolis Corporation (“the Company”). On October 16, 2000, the Company was incorporated in Delaware as a wholly owned subsidiary of Millipore to receive Millipore’s microelectronics business and to be the spun-off company. Prior to March 31, 2001, the Company’s business was operated as a fully integrated business unit of Millipore. On March 31, 2001, Millipore transferred to the Company substantially all of the assets and liabilities associated with its microelectronics business (the “Separation”). The Company completed its initial public offering (“IPO”) of 7.0 million shares of common stock on August 9, 2001 receiving net proceeds of approximately $94.0 million, after deducting underwriting commissions and offering expenses. The Company retained $75.0 million of the net proceeds and paid the balance to Millipore as repayment of amounts outstanding as intercompany loans incurred by the Company in connection with the Separation. After the initial public offering, Millipore owned 32.5 million shares or approximately 82.3% of the Company’s total outstanding common stock. On February 27, 2002 (the “Distribution Date”), Millipore completed the spin-off of the Company through the distribution to its shareholders of all of the 32.5 million shares of the Company’s common stock owned by Millipore on that date. Effective February 28, 2002 the Company is a fully independent company with 39.7 million shares of common stock outstanding at December 31, 2002.

Basis of Presentation

The combined financial statements for periods prior to March 31, 2001 include amounts that have been derived from the consolidated financial statements and accounting records of Millipore using the historical results of operations and historical basis of assets and liabilities of the Company’s business. Management believes the assumptions underlying the combined financial statements are reasonable. However, the combined financial information included herein may not necessarily reflect the Company’s operating results, financial position and cash flows in the future or what they would have been had the Company been a separate,  stand-alone entity during the periods presented. Because a direct ownership relationship did not exist among all the various units comprising the Company, Millipore’s net investment in the Company is shown as shareholders’ equity in the combined financial statements prior to the Separation. The Company began accumulating retained earnings (accumulated deficit) on April 1, 2001, following the effective date of the Separation, pursuant to which substantially all of the assets and liabilities of the Company’s business were transferred to the Company. Beginning April 1, 2001, the Company’s consolidated financial statements include all wholly-owned subsidiaries and assets and liabilities of the Company. All material intercompany transactions and balances between and among the Company’s subsidiaries have been eliminated.

Prior to March 31, 2001, Millipore allocated certain corporate expenses, including centralized research and development, legal, accounting, employee benefits, officers’ salaries, facilities, insurance, information technology services, distribution, treasury and other Millipore corporate and infrastructure costs. These expense allocations were determined on a basis that Millipore and the Company consider to be a reasonable assessment of the utilization of services provided or the benefit received by the Company. At the time of Separation from Millipore, the Company and Millipore entered into transition service agreements for Millipore to provide specified functions and for the Company to reimburse Millipore for the cost of providing these services. The agreements do not necessarily reflect the costs of obtaining the services from unrelated third parties or of the Company providing the applicable services itself. However, management believes that purchasing these services

MYKROLIS CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

from Millipore provides the Company with an efficient means of obtaining these services during the transition period. In addition, the Company has agreed to provide transition services to Millipore, for which the Company will be reimbursed at its cost.

Millipore used a centralized approach to cash management and the financing of its operations. Prior to the Separation, cash deposits from the Company were transferred to Millipore on a regular basis and netted against Millipore’s net investment. As a result, none of Millipore’s cash, cash equivalents or debt at the corporate level were allocated to the Company in the combined financial statements at December 31, 2000. Changes in Millipore’s net investment include net earnings of the Company plus net cash transfers to or from Millipore. After the Separation but prior to the IPO, the Company’s cash deposits were netted against the Separation Revolving Credit Agreement (see Note 15—Transactions with Millipore). From the IPO to Distribution Date, amounts due to Millipore were netted against amounts due from Millipore and reported as accounts payable-Millipore in the Company’s consolidated and combined financial statements. After Distribution Date, these transactions were reported as third party accounts payable and third party accounts receivable.

2.    Summary of Significant Accounting Policies

Principles of Consolidation and Combination

The consolidated and combined financial statements include the accounts of the Company. Intercompany balances and transactions have been eliminated. Investments in affiliated companies that are 20%–50% owned entities are accounted for under the equity method of accounting.

Reclassifications

Certain reclassifications have been made to prior year statements to conform to the current year presentation.

Use of Estimates

The preparation of financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our judgments and estimates, including those related to revenues, accounts receivable, inventories, long-lived assets and goodwill, deferred tax assets, income tax contingencies, warranty obligations, restructuring charges, accrued pension and other post-retirement benefit obligations, and litigation contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

Translation of Foreign Currencies

Assets and liabilities of the Company’s foreign operations, for which the local currency is the functional currency, are translated into U.S. dollars at exchange rates prevailing on the balance sheet date. Revenues and expenses are translated at the average exchange rates prevailing during the year. The aggregate transaction gains and losses are included in the consolidated and combined statements of operations as a component of other income/(expense), net. Elements of invested equity are translated at historical rates. Foreign currency translation adjustments relating to invested equity of such operations are reported separately as a component of accumulated other comprehensive income (loss) as a component of shareholders’ equity.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents are primarily comprised of money market funds. The carrying amounts approximate fair value due to the short maturities of these instruments.

MYKROLIS CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

The Company’s policy is to place its cash and cash equivalents with high quality financial institutions to limit the amount of credit exposure.

The Company has placed on deposit certain cash balances to secure facilities lease obligations. The Company classifies these cash balances as restricted cash.

Inventories

The Company values its inventories at lower of cost or market on a first-in, first-out (FIFO) basis. Cost includes material, labor and applicable manufacturing overhead costs.

Reserves are provided for estimated excess and obsolete inventory equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions. The Company fully reserves for inventories deemed obsolete. Quarterly reviews of all inventory items are performed to identify excess and obsolete inventories on hand by comparing on-hand balances to recent historical usage as well as anticipated or forecasted demand, based upon input from sales, R&D and marketing functions. If estimates of demand diminish further or actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. The cost basis is adjusted of inventory that has been written down to reflect net realizable value.

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

The estimated useful lives of the Company’s depreciable assets are as follows:

Leasehold Improvements	Shorter of the life of the lease or the improvement
Buildings and Improvements	10-40 Years
Production and Other Equipment	3-15 Years
Software	3 years

The Company periodically evaluates the recoverability of long-lived assets whenever events and changes in circumstances indicate that the carrying value of an asset or class of assets may not be fully recoverable and exceeds its fair value. For long-lived assets the Company intends to hold and use, if the carrying amount of the asset exceeds the sum of undiscounted cash flows expected to result from the use of the asset over its useful life, an impairment loss will be recorded. The amount of the impairment loss is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value. Assets held for sale are valued at fair value less costs to sell the asset.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets the Company has acquired and has accounted for under the purchase method in accordance with APB 16. The Company adopted the provisions of FAS 142 on January 1, 2002. Accordingly, the Company

MYKROLIS CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

ceased the ratable amortization of goodwill on that date. The Company performs an annual impairment test of its goodwill as required under the provisions of FAS 142. The Company believes that there has been no impairment of goodwill.

Other intangible assets consist primarily of patents, acquired technology, trade names and licenses. These assets are recorded at cost and amortized on a straight-line basis over periods ranging from 3 - 12 years.

Goodwill primarily resulted from the Company’s acquisition of Tylan General, Inc. in January 1997.

Income Taxes

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

Prior to Distribution, the Company’s results of operations have been included in Millipore’s consolidated income tax returns. Income tax expense (benefit) reported in the Company’s consolidated and combined statements of operations has been calculated on a separate tax return basis. Millipore managed its tax position for the benefit of its entire portfolio of businesses and its tax strategies are not necessarily reflective of the tax strategies that the Company would have followed as a separate stand-alone company.

Revenue Recognition

Net sales consist of revenue from sales of products net of trade discounts and allowances. Revenue is recognized when evidence of an arrangement exists, contractual obligations have been satisfied, title and risk of loss have been transferred to the customer and collection of the resulting receivable is reasonably assured. In the event significant post-shipment obligations or uncertainties remain, revenue is deferred and recognized when such obligations are fulfilled by the Company or the uncertainties are resolved. The Company provides for estimated product returns under limited contractual obligations. Amounts billed to customers that relate to shipping costs are included in net sales and in cost of sales. Revenue from services is recognized when the services are provided. Our service revenue was less than 3.0% of total net sales for each of the three years ended December 2002, 2001 and 2000.

Research and Development Costs

Research and development costs are charged to expense as incurred.

Other Income (Expense)

Other income (expense), net includes foreign currency transaction exchange gains and losses, income and losses on investments in 20% - 50% owned entities accounted for under the equity method and royalty income from Nihon Millipore (see Note 15—Transactions with Millipore). On a periodic basis, the recorded values of entities recorded under the equity method and other investments are reviewed to determine if impairment has taken place.

Earnings (Loss) Per Share

Basic earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share is based on the weighted average number of common shares and dilutive common equivalent shares assumed during the period,

MYKROLIS CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

calculated using the treasury stock method which determines of additional common shares that are issuable upon exercise of outstanding stock options. Shares used to compute diluted earnings (loss) per share exclude common share equivalents if their inclusion would have an anti-dilutive effect.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company’s customers are concentrated in the semiconductor industry, and relatively few customers account for a significant portion of the Company’s revenues. The Company regularly monitors the creditworthiness of its customers and believes that it has adequately provided for exposure to potential credit losses.

Warranty Costs

At the time revenue is recognized, the Company provides for estimated cost of product warranties as provided for under contractual arrangements. Warranty obligations are affected by product failure rates and service delivery costs incurred in correcting a product failure. Should such failure rates or costs differ from these estimates, accrued warranty costs would be adjusted in the period that such events or costs become known.

Stock-Based Compensation

The Company’s employee stock compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. Under this method, no compensation expense is recognized as long as the exercise price equals or exceeds the market price of the underlying stock on the date of the grant. The Company elected the  disclosure-only alternative permitted under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-based Compensation” (FAS 123) and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” for fixed stock-based awards to employees.

At December 31, 2002 the Company has two stock-based employee compensation plans, which are described more fully in Note 11. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Year Ended December 31
	2002	2001	2000
Net income (loss), as reported	$(31,761)	$(67,627)	$37,371
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(15,770)	(2,870)	(1,587)

Pro forma net income (loss)	$(47,531)	$(70,497)	$35,784

Basic and diluted earnings (loss) per share:
As reported	$(0.80)	$(1.92)	$1.15

Pro forma	$(1.20)	$(2.00)	$1.10

MYKROLIS CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

Equity instruments issued to non-employees for goods or services are accounted for at fair value and are marked to market until service is complete or a performance commitment date is reached.

Other Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and the change in accumulated other comprehensive income (loss). The Company’s accumulated other comprehensive income (loss) shown on the consolidated and combined balance sheets consists of foreign currency translation adjustments which are not adjusted for income taxes since they relate to indefinite investments in non-U.S. operations.

3.    Restructurings and Other Charges

2002 Restructuring and Other Charges

During the fourth quarter of 2002, the Company recorded restructuring and other charges of $5,182 to further respond to the current semiconductor industry downturn. Of this amount, $1,683 relates to non-cash asset writedowns due to asset impairments. Key elements of these restructuring and other charges included:

•	Decision to discontinue the manufacturing of certain gas products. Accordingly, the San Clemente, CA manufacturing unit will be closed in August 2003. $1,683 of the charge relates to impairment in the carrying value of plant machinery and leasehold improvements and the impairment of a capitalized patent related to this manufacturing process. The program also included an employee severance and facility exit costs of $220.

•	Severance costs of $1,568 related to 42 employees in the U.S., Asia and Europe

•	Additional facility exit costs of $1,711 related to vacated leased facilities in Bedford, MA and in Swindon, England due to continued depressed real estate rental market conditions and management’s current assessment that the Company will not be able to sublease these facilities for the remainder of its lease obligations.

2001 Restructuring and Other Charges

During the third quarter of 2001, the Company recorded a restructuring charge of $4,922 in response to the prolonged duration and severity of the current semiconductor industry downturn. The restructuring charge included approximately $2,495 employee severance costs, a $726 write-off of leasehold improvements and $1,701 of net exit costs on leased property. Key initiatives included:

•	Reducing the Company’s workforce in the U.S., Asia and Europe in order to resize the Company. This action was completed during the third quarter of 2001. These third quarter 2001 restructuring initiatives resulted in the elimination of 153 positions worldwide.

•	Discontinuing of the Company’s plan to renovate its leased office space in Bedford, Massachusetts and instead exit that facility. This action was completed during the third quarter of 2001.

During the first quarter of 2001, the Company recorded restructuring and other charges of $12,566 in connection with its separation from Millipore to improve its manufacturing asset utilization and resize our overall cost structure. The restructuring and other charges included approximately $11,260 of employee severance costs resulting in the elimination of 205 positions worldwide, approximately $986 of equipment and leasehold improvements write-off and approximately $310 of lease cancellation costs. Key initiatives included:

•	Consolidating manufacturing operations to eliminate redundant manufacturing processes. The Company relocated the operations of two of its manufacturing facilities in the U.S. and closed our manufacturing facility in England. These consolidation of programs were substantially completed in the first quarter of 2002.

MYKROLIS CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

•	Realigning the Company’s European organizational structure to focus on its operating business units, thereby consolidating its sales and administrative activities into fewer locations that are closer to the Company’s customer base. The Company completed this transition during the fourth quarter of 2001.

•	Reducing the Company’s administrative and management infrastructure costs in Asia. These cost reductions have resulted in a leaner structure through reduced facility costs and administrative positions. This program was completed during the fourth quarter of 2001.

•	Reducing the Company’s workforce in the U.S. in order to address changes in the products demand due to the semiconductor industry downturn. This action was completed during the second quarter of 2001.

During 2002, several changes to prior estimates occurred resulting in the reversal of $1,638 in employee severance costs and a $1,638 increase in leasehold and other costs. These changes in estimate are primarily due to the higher than expected level of attrition of 55 employees, lower than expected severance benefits paid and continued deterioration in the real estate market conditions. As of December 31, 2002, the accrued restructuring costs totaled $5,781. Of this amount, the majority of the $1,992 in severance costs for terminated employees will be paid in the first quarter of 2003. The facilities-related costs of $3,789 will be substantially paid by the fourth quarter of 2005.

The activity related to the Company’s restructuring accruals is shown below (in thousands):

	2002 Activity
	Balance December 31, 2001	2002 Expense	Cash Activity	Non-Cash Activity	Adjustments	Balance December 31, 2002
Workforce	$3,813	$1,708	$(1,891)	$—	$(1,638)	$1,992
Leasehold/Other	1,987	1,791	(1,627)	—	1,638	3,789
Asset Impairment	—	1,683	—	(1,683)	—	—

	$5,800	$5,182	$(3,518)	$(1,683)	$—	$5,781

	2001 Activity
	Balance December 31, 2000	2001 Expense	Cash Activity	Non-Cash Activity	Adjustments	Balance December 31, 2001
Workforce	$—	$13,755	$(6,794)	$(3,148)	$—	$3,813
Leasehold/Other	174	3,723	(475)	(1,435)	—	1,987
Asset Impairment	—	—	—	—	—	—

	$174	$17,478	$(7,269)	$(4,583)	$—	$5,800

	2000 Activity
	Balance December 31, 1999	2000 Expense	Cash Activity	Non-Cash Activity	Adjustments	Balance December 31, 2000
Workforce	$320	$—	$—	$—	$(320)	$—
Leasehold/Other	174	—	—	—	—	174
Asset Impairment	—	—	—	—	—

	$494	$—	$—	$—	$(320)	$174

MYKROLIS CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

4.    Basic and Diluted Earnings (Loss) per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the year ended December 31, 2002, 2001 and 2000:

	2002	2001	2000
Numerator:
Net income (loss)	$(31,761)	$(67,627)	$37,371

Denominator:
Basic and diluted weighted average shares outstanding	39,628	35,262	32,500
Net income (loss) per share:
Basic and diluted	$(0.80)	$(1.92)	$1.15

5.    Statement of Operations Information

	Year Ended December 31,
	2002	2001	2000
Included in costs and operating expenses
Depreciation of property, plant and equipment	$9,178	$10,049	$8,093

Other income (expense)
Gain (loss) on foreign currency transactions	1,632	(2,165)	923
Loss on private equity investment	—	—	(2,990)
Royalty income from Millipore Corporation	553	605	—
Interest income and other	1,220	919	—
(Loss) income from equity method investments	(38)	(455)	672

Other income (expense), net	$3,367	$(1,096)	$(1,395)

The loss on investment relates to the write-off of a cost method investment in a privately held company.

6.    Assets Held for Sale and Impairment

During 2002, the Company recorded an impairment charge of $971 on manufacturing machinery and decided to place a portion of the impaired manufacturing machinery up for sale. The equipment placed for sale was owned by the Company and placed with a subcontractor on its property for the machining of certain Mykrolis sub-components. Due to a permanent decline in business volume with this subcontractor, the machinery was recovered from the subcontractor. The value of this machinery was adjusted to its estimated fair market value. The $971 impairment loss was included as a component of “Cost of sales.”

The details of the asset impairment are as follows:

Net book value of equipment before impairment	$2,186
Impairment of book value	(971)

Net book value of equipment after impairment	$1,215
Net book value of equipment in service	(338)
Net book value of equipment sold	(805)

Assets held for sale at December 31, 2002	$72

MYKROLIS CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

The impairment was based upon the actual sale price of some of this machinery in 2002 and estimates of fair market value of similar machinery received from external independent equipment brokers. During 2002, $805 of the machinery held for sale was sold before December 31, 2002 and $338 remained in service. The $72 of unsold assets are included in assets held for sale in the consolidated balance sheet at December 31, 2002.

7.    Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Under the provisions of SFAS 142, goodwill and intangible assets with indefinite lives are not amortized, but tested for impairment annually or whenever there is an impairment indicator. In addition, upon adoption of SFAS 142, all goodwill must be assigned to reporting units for purposes of impairment testing and is no longer subject to amortization.

The Company adopted SFAS 142 as required on January 1, 2002. Accordingly, the Company performed an assessment of whether goodwill was impaired at the date of adoption and during the fourth quarter of 2002. The Company determined that for purposes of these assessments, the Company’s business consists of liquid products and gas products reporting units, and that the goodwill is attributable solely to the gas products reporting unit. The Company further estimated the gas products reporting unit’s fair value, as determined by an independent valuation service company, and compared it to the carrying value of the net assets of this reporting unit. As of January 1, 2002 and December 31, 2002, the gas reporting unit’s fair value exceeded the value of its net assets, and therefore goodwill was not impaired.

Goodwill amortization expense was $916 and $976 for the years ended December 31, 2001 and 2000, respectively. The Company estimates that goodwill amortization expense would have been approximately $916 for the year ended December 31, 2002. The following table presents a reconciliation of net loss and loss per share adjusted for the exclusion of goodwill (in thousands, except per share figures):

	Twelve months ended December 31
	2002	2001	2000
Net (loss) income	$(31,761)	$(67,627)	$37,371
Add: Goodwill amortization	—	916	976

Adjusted net (loss) income	$(31,761)	$(66,711)	$38,347

Basic and diluted (loss) income per share	$(0.80)	$(1.92)	$1.15
Add: Goodwill amortization	—	0.03	0.03

Adjusted basic and diluted (loss) income per share	$(0.80)	$(1.89)	$1.18

As of December 31, 2002, goodwill amounted to $14,454 net of accumulated amortization at December 31, 2002. Other identifiable intangible assets of $4,949 (net of accumulated amortization) at December 31, 2002 are being amortized over their estimated useful lives ranging from 5 to 15 years. The following table summarizes other intangible assets by major intangible asset class.

	As of December 31, 2002
	Gross carrying amount	Accumulated amortization
Patents	$14,207	$10,007
Unpatented technology	8,505	8,019
Trademarks / tradenames	2,906	2,892
Other	278	29

MYKROLIS CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

Total amortization expense for the year ended December 31, 2002 was $1,678. Estimated amortization expense for the fiscal years 2003 to 2006 is $1,505, $984, $936 and $815, respectively.

8.    Restricted Cash

During the twelve months ended December 31, 2002 the Company was required to provide cash collateratization totaling $1,608 related to a security deposit under a new lease for its corporate headquarters, research and development and manufacturing facility and other security deposits. At December 31, 2002, this cash collateral was invested in U.S. federal agency securities and money market funds.

9.    Balance Sheet Information

	December 31,
	2002	2001
Inventories
Raw materials	$13,045	$29,615
Work in process	7,318	7,345
Finished goods	21,458	23,476

	$41,821	$60,436

Property, plant and equipment
Land	$1,902	$1,712
Leasehold improvements	30,726	26,964
Buildings and improvements	29,047	26,251
Production and other equipment	54,376	50,605
Construction in progress	12,383	7,960
Less: accumulated depreciation	(53,601)	(44,392)

	$74,833	$69,100

Accrued expenses
Accrued employee payroll and benefits	$12,527	$11,709
Accrued warranty	1,654	1,308
Accrued restructuring costs (excl. workforce)	3,789	1,987
Other accrued expenses	6,786	3,880

	$24,756	$18,884

MYKROLIS CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

10.    Income Taxes

The Company’s income tax expense is summarized as follows for the year ended December 31:

	2002	2001	2000
Domestic and foreign income (loss) before income taxes:
Domestic	$(32,654)	$(43,461)	$40,845
Foreign	3,011	1,979	19,431

	$(29,643)	$(41,482)	$60,276

Domestic and foreign income tax expense (benefit):
Domestic	$—	$17,388	$11,429
Foreign	2,118	10,169	9,586
State	—	(1,412)	1,890

	$2,118	$26,145	$22,905

Current and deferred income tax expense (benefit):
Current	$1,244	$631	$25,135
Deferred	874	25,514	(2,230)

	$2,118	$26,145	$22,905

A summary of the differences between the Company’s consolidated and combined effective tax rate and the United States statutory federal income tax rate is as follows:

	2002	2001	2000
U.S. statutory income tax rate	35.0%	35.0%	35.0%
State income tax, net of federal income tax benefit	2.5	2.2	2.0
Foreign sales corporation income not taxed	(—)	(—)	(1.3)
Impact of foreign operations	(0.7)	(22.7)	—
Nondeductible goodwill amortization and other permanent items	(5.3)	(6.9)	2.3
Valuation allowance	(38.6)	(70.6)	—

Effective tax rate	(7.1)%	(63.0)%	38.0%

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	2002	2001	2000
Intercompany and inventory related transactions	$9,533	$5,644	$6,608
Pensions	2,543	3,625	4,864
Postretirement benefits other than pensions	588	525	389
Bad debts	179	189	214
Restructuring	1,892	2,083	—
Net operating loss	20,479	3,242	—
Tax credits on unremitted earnings	18,262	18,070	18,026
Depreciation	(1,229)	(1,370)	(582)
Other, net	4,334	3,075	1,732

	56,581	35,083	31,251
Less: valuation allowance	(50,395)	(29,287)	—

Net deferred tax asset	$6,186	$5,796	$31,251

MYKROLIS CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

At December 31, 2002, the Company has foreign tax credit carryforwards of approximately $581 that expire in 2006 to 2007, and general business tax credits of $288 that expire in 2016 to 2021. Net operating loss carryforwards of $57,519 expire in 2006 to 2022.

At December 31, 2001, the Company had a $9,000 income tax receivable related to net operating loss carrybacks determined on a separate return basis. In accordance with the tax sharing agreement, during the first quarter of 2002, Millipore decided not to allow the Company to carryback these net-operating losses. As a result, the receivable was transferred to Millipore during the first quarter of 2002 and is reflected in the consolidated financial statements as a reduction to additional paid in capital included in shareholders’ equity.

The valuation allowance is primarily recorded against foreign tax credits on unremitted earnings of the Company foreign subsidiaries of $18,262 and other U.S. deferred tax assets of $32,133 primarily attributable to net operating losses. The increase in the valuation allowance during 2002 is primarily recorded against net operating losses incurred during 2002. SFAS 109, “Accounting for Income Tax,” requires that the Company establish a valuation allowance when, based on an evaluation of objective verifiable evidence, the Company believes there is a likelihood that some portion or all of the deferred tax assets will not be realized. The Company records a valuation allowance for these tax assets based on management’s assessments of historical pre-tax income and of the significant deterioration in projected pre-tax income for early future periods given the uncertainty surrounding the prolonged cyclical downturn in the semiconductor industry.

11.     Stock Plans

Non-Employee Director Stock Option Plan

During 2001, the Company adopted the 2001 Non-Employee Director Stock Option Plan (the “Directors Plan”) which was approved by the Company’s shareholders. The Directors Plan allows for the issuance of 250,000 shares of common stock. Under the Directors Plan, each Non-Employee Director is granted an option to purchase 10,000 shares of common stock upon initial election to the Board of Directors (or upon the Company’s initial public offering in the case of directors elected prior to that date) and each director is granted an option to purchase 5,000 shares of common stock on the anniversary date of his election. The exercise price of the stock options may not be less than the fair market value of the stock at the date of grant.

During 2002 the Directors Plan was amended to increase the number of options granted to each newly elected eligible director on the date of his or her first election from 10,000 in 2001 to 15,000. In addition, the number of options to be granted to each director annually was increased from 5,000 in 2001 to 10,000 and the annual grant date was changed to the date of the Annual Meeting of Stockholders.

Employees’ Stock Purchase Plan

During 2001, the Company adopted the 2001 Employee Stock Purchase Plan (“ESPP”) which was approved by the Company’s shareholders. The maximum number of shares which may be issued under the ESPP is 1,000,000 shares of authorized but unissued common stock. The ESPP allows eligible employees to purchase the stock at 85% of the lesser of the fair market value of the common stock on the Offering Date of such Offering Period, or the fair market value of the shares on the Purchase Date applicable to the shares being purchased during such Offering Period. Offering Periods consist of twenty-four month periods, commencing on April 1 and October 1 of each year and ending on the second March 31 and September 30, respectively, occurring thereafter. The first day of an Offering Period is the Offering Date. Each Offering Period consists of four consecutive Purchase Periods of six month duration. The last day of each Purchase Period is the Purchase Date for such Purchase Period.

MYKROLIS CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

During 2002, the ESPP also contained an initial transitional offering (the “Initial Plan Offering”) commencing November 1, 2001 and concluding on the later of March 31, 2002 or the third business day following the date of the distribution of the common stock of the Company by Millipore Corporation to its shareholders in accordance with the Master Separation and Distribution Agreement. The Offering Date for the Initial Plan Offering is the first day of the Initial Offering Period and the single Purchase Date for the Initial Plan Offering is the last day of the Initial Offering Period. All eligible employees are entitled to participate, and can purchase the stock at 85% of the lesser of the fair market value of the shares on the Offering Date of the Initial Plan Offering or the fair market value of the shares on the Purchase Date of the Initial Plan Offering.

Each employee may purchase up to 10% (up to a maximum of $25,000) of eligible compensation. 50,975 shares of common stock were issued under the ESPP as of December 31, 2002.

Prior to the Separation, employees of the Company were eligible to participate in the Millipore Employees’ Stock Purchase Plan (“Millipore ESPP”). The Millipore ESPP allowed eligible employees to purchase Millipore stock at 85% of the lesser of the fair market value of the common stock on June 1, the beginning of the plan year, or the closing price at the end of each subsequent quarter. Each employee could purchase up to 10% (up to a maximum of $25,000) of eligible compensation.

Shareholder Rights Plan

The Board of Directors of the Company adopted a shareholder rights plan (the “Rights Plan”) pursuant to which the Company declared a dividend on November 29, 2001 to its shareholders of record on December 31, 2001 of the right to purchase (a “Right”) one additional share of the Company’s common stock for each share of common stock owned, at a price of $130.00 for each share. The Rights Plan is designed to protect shareholders from attempts by others to acquire the Company on terms or by using tactics that could deny all shareholders the opportunity to realize the full value of their investment. The Rights are attached to the shares of our common stock until certain triggering events occur. The Rights authorize the holders to purchase shares of our common stock at a 50% discount from market value upon the occurrence of specified triggering events, including, unless approved by the board of directors, an acquisition by a person or group of specified levels of beneficial ownership of the Company’s common stock or a tender offer for the Company’s common stock. The common stock purchase rights are redeemable by us for $0.01 and will expire in March of 2011. One of the events which will trigger the common stock purchase rights is the acquisition, or commencement of a tender offer, by a person (an Acquiring Person, as defined in the shareholder rights plan), other than the Company or any subsidiaries of the Company or employee benefit plans, of 15% or more of the outstanding shares of our common stock. An acquiring person may not exercise a common stock purchase right. Until the Distribution of our shares, Millipore was excluded from the definition of acquiring person.

Equity Incentive Plan

During 2001, the Company adopted the 2001 Equity Incentive Plan (the “2001 Plan”) as approved by the Company’s shareholders. The 2001 Plan provides for the issuance of stock-based and other incentive awards to selected employees, directors, and other persons (including both individuals and entities) who provide services to the Company or its Affiliates. The Board of Directors determines the term of each option, option price, number of shares for which each option is granted, whether restrictions will be imposed on the shares subject to options, and the rate at which each option is exercisable. The exercise price for incentive stock options may not be less than the fair market value per share of the underlying common stock on the date granted (110% of fair market value in the case of holders of more than 10% of the voting stock of the Company). The 2001 Plan contains an “evergreen” provision which increases the number of shares in the pool of options available for grant annually by 1% of the number of shares of common stock outstanding on the date of the Annual Meeting of Stockholders or such lesser amount determined by the Board of Directors.

MYKROLIS CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

Prior to the Separation date and in prior years, certain employees of the Company were granted stock options and restricted stock under Millipore’s stock-based compensation plan. The Millipore 1999 Stock Incentive Plan (the “Millipore Plan”) provided for the issuance of stock options and restricted stock to key employees as incentive compensation. The exercise price of a stock option was equal to the fair market value of Millipore’s common stock on the date the option was granted and its term was generally ten years and vested over four years. Unvested stock options outstanding under the Millipore Plan were converted to stock options of the Company at the Distribution. Effective February 28, 2002, these outstanding Millipore options were converted into options to purchase an aggregate of 2,914,313 shares of Mykrolis common stock at a weighted average exercise price of $7.76 share. Of these options, options to purchase an aggregate of 1,155,927 shares were fully vested and exercisable at December 31, 2002. The conversion of these stock options was done in such a manner that (1) the aggregate intrinsic value of the options immediately before and after the conversion was the same, (2) the ratio of the exercise price per option to the market value per option was not reduced, and (3) the vesting provisions and option period of the Company options were the same as the original vesting terms and option period of the Millipore options. None of these conversion options were issued from shares available for grant under the 2001 Plan.

The Millipore Plan also provided that the restricted stock, which is awarded to key members of senior management at no cost to them, cannot be sold, assigned, transferred or pledged during a restriction period which is normally four years but in some cases may be less. In most instances, shares are subject to forfeiture should employment terminate during the restriction period. The restricted stock is recorded at its fair market value on the award date and the related deferred compensation is amortized to selling, general and administrative expenses over the restriction period. The allocated portion of compensation expense attributable to the Company’s employees was $595 in 2001 and $1,177 in 2000. At December 31, 2001 and 2000, the Company’s employees held 26,182 and 55,500 shares of restricted stock; respectively and the related total deferred compensation included in the consolidated and combined statements of shareholders’ equity and total comprehensive income (loss) was $139 and $730, respectively. All of the restricted shares of Millipore held by the Company’s employees vested on February 11, 2002. This modification resulted in an additional compensation charge of $476 in 2002. During 2002 there was also an additional stock based compensation expense of $588 for the termination of two executives.

Option activity under the Company’s plans:

	Shares	Option Price	Weighted Average Exercise Price
Outstanding at January 1, 2001	—	—	—
Granted	4,374,171	$9.10-$15.00	$13.02
Exercised	—	—	—
Canceled	(211,720)	$9.10-$15.00	$14.74

Outstanding at December 31, 2001	4,162,451	$9.10-$15.00	$12.93

Available for future grant at December 31, 2001	2,087,549
Exercisable at December 31, 2001	—
Outstanding at January 1, 2002	4,162,451	$9.10-$15.00	$12.93
Granted	4,728,507	$5.20-$15.16	$7.60
Exercised	(132,950)	$5.33-$15.00	$9.77
Expired	(8,340)	$11.60-$15.00	$12.75
Canceled	(736,091)	$5.33-$15.16	$11.49

Outstanding at December 31, 2002	8,013,577	$5.20-$15.16	$9.97

Available for future grant at December 31, 2002	1,231,102
Exercisable at December 31, 2002	2,642,537

MYKROLIS CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

The following table summarizes information about stock options at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
$5.20-$6.84	2,654,971	6.8	$6.54	622,860	$6.09
$8.48-$11.60	3,563,422	6.1	$10.06	1,440,018	$9.99
$12.80-$15.16	1,795,184	5.5	$14.87	579,659	$14.91

$5.20-$15.16	8,013,577	6.2	$9.97	2,642,537	$10.15

Accounting for Stock-Based Compensation

The Company applies the intrinsic value method prescribed by APB 25, in accounting for stock options granted to employees. Pro forma net earnings information as required by SFAS No. 123, “Accounting for Stock-Based Compensation,” has been determined as if the Company had accounted for employee stock options granted to the Company’s employees under SFAS No. 123’s fair value method. As described above, prior to the Separation date, certain employees of the Company were granted stock options under Millipore’s stock-based compensation plan. During 2001, the Company adopted its own plan, which provides for the issuance of stock-based awards to employees, directors, and other persons who provide services to the Company or its affiliates. The fair value of options granted under both the Company’s and Millipore’s stock-based plan were estimated at grant date using a Black-Scholes option pricing model with the following weighted-average assumptions:

	2002	2001	2000
Average risk-free interest rate	4.0%	4.3%	5.3%
Range of expected life of option grants	5 years	3 to 5 years	5 years
Expected volatility of underlying stock	80%	80%	45%
Dividend rate	$0	$0	$0.44

The pro-forma expense amounts assume that the fair value assigned to the option grants was amortized over the vesting period of the options, which ranges from one to four years for the Company’s plan and four years for the Millipore plan, while the fair value assigned to grants under the stock purchase plan is recognized in full at the date of grant. The pro forma effect on reported net income (loss) and earnings (loss) per share of recognizing compensation expense in accordance with SFAS No. 123 would have been as follows.

	Year Ended December 31
	2002	2001	2000
Net income (loss), as reported	$(31,761)	$(67,627)	$37,371
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(15,770)	(2,870)	(1,587)

Pro forma net income (loss)	$(47,531)	$(70,497)	$35,784

Basic and diluted earnings (loss) per share:
As reported	$(0.80)	$(1.92)	$1.15

Pro forma	$(1.20)	$(2.00)	$1.10

The weighted average estimated fair value of stock options granted during the years ended December 31, 2002 and 2001 was $5.13 per share and $8.52 per share, respectively.

MYKROLIS CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

12.    Employee Retirement Plans

At the Distribution date, the Company assumed responsibility for certain of the pension benefits and the other post-retirement benefits for employees whose last work assignment prior to the Distribution was with the Company. These employees are collectively referred to as “Mykrolis Employees.” The pension liabilities that have been assumed by the Company and the liabilities related to the other post-retirement benefits as well as the related expenses have been reflected in the consolidated and combined financial statements for all years presented.

Prior to the Separation, the U.S. employees of the Company participated in Millipore’s non-contributory defined benefit pension plan, which covered substantially all U.S. employees. The Mykrolis Employees maintained their vested and unvested rights in the Millipore pension plans after the Separation date. However, the liabilities related to these rights were not assumed by the Company and therefore are not reflected in the consolidated and combined balance sheets of the Company. Millipore allocated to the Company net periodic pension costs related to Mykrolis employees that participated in this plan. No contribution was required for 2002, 2001 or 2000, as the plan was adequately funded.

Savings and Investment Plan and Participation Plan

The majority of the Company’s U.S. employees are covered under the Mykrolis Corporation Savings and Investment Plan (the “Savings and Investment Plan”), that was adopted by the Company in March 2001. The Savings and Investment Plan allows employees to make certain tax-deferred voluntary contributions upon hire date. Mykrolis currently matches 50% of participant contributions, up to a maximum of 6% of the participant’s compensation. Millipore had a similar plan prior to the Separation date where Millipore matched 25% of certain tax-deferred voluntary contributions after one year of service. The Savings and Investment Plan also has a discretionary contribution component whereby Mykrolis can make a contribution as determined by its Board of Directors.

Prior to April 1, 2001, all U.S. employees of the Company are covered under the Millipore Corporation Participation Plan (the “Participation Plan”), which is a defined contribution plan. Contributions to the Millipore Participation Plan are allocated among the U.S. employees of the Company who have completed at least two years of continuous service on the basis of the compensation they received during the year for which the contribution is made.

The total combined expenses under the Savings and Investment Plan and Participation Plan was $2,407 in 2002, $2,198 in 2001 and $2,972 in 2000.

Supplemental Savings and Retirement Plan

Mykrolis offers a Supplemental Savings and Retirement Plan (the “Supplemental Plan”) to certain senior executives that allows certain salary deferral benefits that would otherwise be lost by reason of restrictions imposed by the Internal Revenue Code limiting the amount of compensation which may be deferred under tax-qualified plans. The liabilities related to these rights were assumed by the Company at the Separation, and are therefore reflected in the consolidated and combined balance sheets. During 2002 and 2001, the Company’s expense was $20 and $48, respectively. Millipore had a similar plan prior to the Separation, of which the Company’s expense was $190 in 2000.

Japan Retirement and U.S. Post-Retirement Benefit Plans

The employees of the Company’s subsidiary in Japan (“Nihon Mykrolis”) are covered by a defined benefit pension plan. Substantially all the Company’s U.S. employees are covered under several unfunded defined benefit post-retirement benefit plans, which are sponsored by Mykrolis. The plans provide medical and life insurance benefits and are, depending on the plan, either contributory or non-contributory.

MYKROLIS CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

The tables below set forth the estimated net periodic cost and funded status of the Nihon Mykrolis Pension Plan and the U.S. Post-Retirement Benefit Plan.

	Nihon Mykrolis Pension Plan		U.S. Post Retirement Benefits
	2002	2001	2002	2001
Change in benefit obligation:
Benefit obligation at beginning of year	$8,778	$11,747	$1,031	$1,444
Service cost	722	854	204	95
Interest cost	204	268	76	63
Amendments/Curtailment gain	—	—	—	(175)
Actuarial loss (gain)	(1,198)	(1,813)	195	(396)
Foreign exchange impact	953	(1,439)	N/A	N/A
Benefits paid	(99)	(839)	—	—

Benefit obligation at end of year	$9,360	$8,778	$1,506	$1,031

Change in plan assets:
Fair value of plan assets at beginning of year	$1,936	$2,511	N/A	N/A
Actual return on plan assets	(110)	(448)	N/A	N/A
Company contributions	94	186	N/A	N/A
Foreign exchange impact	213	(313)	N/A	N/A

Fair value of plan assets at end of year	$2,133	$1,936	N/A	N/A

Funded status	$(7,227)	$(6,842)	$(1,506)	$(1,031)
Unrecognized net loss (gain)	905	2,334	(176)	(382)

Accrued benefit cost	$(6,322)	$(4,508)	$(1,682)	$(1,413)

	Nihon Mykrolis Pension Plan			U.S. Post Retirement Benefits
	2002	2001	2000	2002	2001	2000
Weighted average assumptions as of December 31:
Discount rate	2.50%	2.50%	3.00%	6.50%	7.00%	7.50%
Expected return on plan assets	0.75%	1.50%	1.50%	N/A	N/A	N/A
Rate of compensation increase	2.00%	3.00%	3.00%	N/A	N/A	N/A

For postretirement healthcare, a 10.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal year 2002. The rate was assumed to decline gradually to 5.0% by 2009, and remain at that level thereafter.

	Nihon Mykrolis Pension Plan			U.S. Post Retirement Benefits
	2002	2001	2000	2002	2001	2000
Components of net periodic benefit cost:
Service cost	$722	$854	$1,008	$204	$95	$149
Interest cost	204	268	317	76	63	88
Expected return on plan assets	(14)	(37)	(34)	N/A	N/A	N/A
Amortization of unrecognized gain	—	—	—	(11)	(27)	(17)
Recognized actuarial loss	13	113	55	—	—	—

Net periodic benefit cost	925	1,198	1,346	269	131	220
Curtailment cost	—	—	—	—	(175)	—

Total benefit cost (income)	$925	$1,198	$1,346	$269	$(44)	$220

MYKROLIS CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects.

	1% Point Increase	1% Point Decrease
Effect on total of services and interest cost components	$63	$(52)
Effect on postretirement benefit obligations	322	269

13.    Business Segment Information

The Company has one reportable segment that develops, manufactures and sells consumables and capital equipment to semiconductor fabrication companies and other companies using similar manufacturing processes, as well as OEM suppliers to those companies. The Company also provides capital equipment warranty and repair services to customers in this segment. The Company’s products include membrane and metal based filters, housings, precision liquid dispense filtration pumps, resin based gas purifiers and mass flow and pressure controllers. The products are used by customers in manufacturing operations to remove contaminants in liquid and gas processes, to purify liquids and gases, to measure and control flow rates and to control and monitor pressure and vacuum levels during the manufacturing process. The Company’s products are sold worldwide through a direct sales force and through distributors in selected regions.

Geographical Information:

The Company attributes net sales and long-lived assets to different geographic areas on the basis of the location of the customer. Net sales for each of the years ended December 31, 2002, 2001 and 2000 along with long-lived asset information as of December 31, 2002 and 2001 by geographic area in U.S. dollars is presented as follows:

	Net Sales Year Ended December 31,
	2002	2001	2000
United States	$55,344	$70,393	$138,055
Japan	63,323	78,562	133,348
Asia	41,803	39,494	51,684
Europe	17,980	26,825	32,453

Total	$178,449	$215,274	$355,540

	Long-Lived Assets
	2002	2001
United States	$74,619	$72,730
Japan	18,013	16,662
Asia	1,125	865
Europe	481	585

Total	$94,238	$90,842

14.    Significant Customers and Concentration of Risk

Historically, the Company has relied on a limited number of customers for a substantial portion of its net sales. During the fiscal years ended December 31, 2002, 2001 and 2000 revenues from one customer represented 13%, 14% and 18%, respectively of total net sales. Accounts receivable for this customer was approximately

MYKROLIS CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

$3,843, $2,686 and $10,300 at December 31, 2002, 2001 and 2000, respectively. There were no other customers that accounted for more than 10% of revenues or accounts receivable during any of these years.

15.    Related Party Transactions

Transactions with Millipore

For purposes of governing certain of the ongoing relationships between the Company and Millipore at and after the Separation and to provide for an orderly transition, the Company and Millipore entered into various agreements at the Separation date. A brief description of each of the agreements follows.

Master Separation and Distribution Agreement

The separation agreement contains the key provisions relating to the Separation, the Company’s initial funding, initial public offering and the Distribution. The agreement lists the documents and items that the parties delivered in order to accomplish the transfer of assets and liabilities from Millipore to the Company, effective on the Separation date. The parties also entered into ongoing covenants that survive the transactions, including covenants to establish interim service level agreements, exchange information, notify each other of changes in their accounting principles and resolve disputes in particular ways.

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

Separation Revolving Credit Agreement and Separation Note

The Separation Revolving Credit Agreement (the “Credit Agreement”) provided for Millipore to lend the Company funds between the Separation date and the date of the IPO in order to fund the Company’s working capital needs and to settle any amounts payable by the Company related to the retention by Millipore of specified assets and liabilities of the Company and the retention by the Company of specified Millipore assets and liabilities that could not be transferred at the Separation due to restrictions imposed by foreign laws or because such transfer was not practical. The net outstanding balance of $27,512 was paid to Millipore pursuant to the terms of this Credit Agreement from proceeds generated from the IPO and cash generated from operations between the Separation date and the IPO date. There was no interest expense associated with the Credit Agreement.

The Separation Note provided for a payment by the Company to Millipore out of the proceeds from the IPO. Millipore contributed its microelectronics business to the Company in exchange for shares of the Company’s common stock plus the Separation Note. The amount of the Separation Note was determined by agreement between Millipore and the Company to ensure that all net proceeds of the IPO in excess of $75,000 would be payable to Millipore. The principal balance of the Separation Note was calculated by deducting from the net IPO proceeds (i) the outstanding balance under the Credit Agreement as described above, and (ii) the $75,000 retained by the Company for general corporate purposes from the IPO proceeds. As a result, $19,095 was paid to Millipore as payment of the Separation Note. There was no interest expense associated with this note.

MYKROLIS CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

Master Transitional Services Agreement

The Master Transitional Services Agreement governs the terms and conditions upon which interim transitional services are provided to each of the Company and Millipore. These services include facilities, engineering, information technology, equipment usage, financial accounting, distribution and warehousing and human resources administration. The Company and Millipore will also provide each other additional services as the Company and Millipore may identify from time to time after the Separation. Specific charges for such services are generally intended to allow the Company providing the service to recover direct costs plus expenses, without profit.

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

Employee Matters Agreement

The Employee Matters Agreement outlines how Millipore and the Company allocate responsibility for and liability related to the employment of those employees of Millipore who became the Company’s employees. The agreement also contains provisions describing the Company’s benefit and equity plans. On or before the Distribution, the Company established employee benefit plans comparable to those of Millipore for its active, inactive and former employees. However, in certain cases, certain of its employees will continue to participate in the Millipore benefit plans. The transfer to the Company of employees at certain of Millipore’s international operations, and of certain pension and employee benefit plans, may not take place until the Company receives consents or approvals or has satisfied other applicable requirements.

Contract Manufacturing Agreements

The Millipore Contract Manufacturing Agreement provides for Millipore to manufacture certain products for resale by the Company at prices subject to annual increases equal to actual increases in Millipore’s cost to manufacture these products. There are no minimum or maximum purchase requirements, subject to binding three-month forecasts that may increase or decrease by 25% without penalty. The Company may not resell these products into Millipore’s biopharmaceutical business. This agreement has a term of five years, unless terminated by the Company on sixty days prior written notice. The Company has also agreed to manufacture parts for Millipore for use in Millipore’s products on substantially similar terms pursuant to the Mykrolis Contract Manufacturing Agreement.

MYKROLIS CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

Plan of Reorganization of Operations Outside of the U.S.

This plan sets forth the steps and actions to be taken in order to separate the Company’s business conducted outside of the U.S. from the bioscience businesses conducted outside the U.S. and being retained by Millipore. It details the legal entity structure for the Company and the actions being taken to transfer employees, assets and operations to these legal entities in compliance with local laws and regulations.

Tax Sharing Agreement

The Company and Millipore entered into a Tax Sharing Agreement, which governs the Company’s and Millipore’s respective rights, responsibilities and obligations after the Distribution with respect to taxes for the periods ending on or before the Distribution. In addition, the Tax Sharing Agreement provides a basis to allocate any liability for taxes that are incurred as a result of the restructuring activities undertaken to implement the Separation. If the Distribution fails to qualify as a tax-free distribution under Section 355 of the Internal Revenue Code because of the acquisition of the Company’s stock or assets, or some other actions of the Company, then the Company will be solely liable for any resulting corporate taxes. Generally, Millipore indemnifies the Company for any tax liability resulting from adjustments due to an amended return, claim for refund or a tax audit, relating to Millipore or any domestic subsidiary for periods prior to Separation. However, the Company is responsible for tax liabilities of Millipore foreign subsidiaries that were transferred to the Company in the Separation for periods prior to the Separation.

Intellectual Property Agreements

Under the intellectual property agreements, Millipore transferred to the Company its rights in specified patents, specified trademarks and other intellectual property related to the Company’s current business and research and development efforts. Millipore and the Company will each license the other under selected patents and other intellectual property the right to use those patents and other intellectual property in their respective businesses, subject to field of use restrictions. Millipore and the Company each have an option, exercisable within the first five years of the agreements, to be licensed under specified patents of the other issued on patent applications with effective filing dates before the Separation date, subject to field of use restrictions and the payment of a royalty. The Company was also assigned know-how that is used in the manufacture of its products as of the Separation date. The agreements include certain rights to sublicense for both parties. The Company is licensed to use the Millipore trademark for up to three years with certain field of use limitations.

Royalty Agreement

During 2001, Mykrolis entered into a royalty agreement with Nihon Millipore, which provides Nihon Millipore the right to use certain intellectual property that was developed by Mykrolis in connection with the bioscience business. As a result of this agreement, $553 and $605 in royalty income from Millipore was recognized and recorded in other income (expense), net for the years ended December 31, 2002 and 2001, respectively.

Income and expenses

For the years ended December 31, 2002, 2001 and 2000 the Company purchased products from Millipore for inclusion in its products sold to third parties totaling $2,717, $2,955 and $3,949 respectively. Products sold to Millipore totaled $2,010 and $1,593 for the years ended December 31, 2002 and 2001, respectively and were not material for the year ended December 31, 2000.

MYKROLIS CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

For the year ended December 31, 2002 and the nine months from the Separation on April 1, 2001 through December 31, 2001, services purchased under the transition service agreements between Millipore and the Company are as follows.

Purchased costs	Year ended December 31, 2002	Nine months ended December 31, 2001
Cost of sales	$3,884	$3,279
Selling, general and administrative	3,126	3,675
Research and development	642	1,082

Total	$7,652	$8,036

For the year ended December 31, 2002 and the nine months from the Separation on April 1, 2001 through December 31, 2001, services provided to Millipore related to manufacturing, distribution, research and development and management are presented below and include sublease income from Millipore for manufacturing space they occupy in the Company’s Yonezawa, Japan facility of $704 and $563 for the years ended December 31, 2002 and 2001, respectively. These costs provided to Millipore are reductions to operating expenses in the Company’s consolidated and combined financial statements.

Costs provided	Year ended December 31, 2002	Nine months ended December 31, 2001
Cost of sales	$870	$1,186
Selling, general and administrative	880	222
Research and development	—	269

Total	$1,750	$1,677

In addition, prior to the Separation on March 31, 2001, the Company’s combined financial statements include costs and expenses allocated from Millipore for centralized research and development, legal, accounting, employee benefits, officers’ salaries, facilities, insurance, information technology services, distribution, treasury and other Millipore corporate and infrastructure costs. These allocations were determined on bases that Millipore and the Company considered to be a reasonable assessment of the utilization of services provided or the benefit received by the Company. The allocation methods included relative sales, headcount, square footage and specific identification. Allocated costs included in the accompanying consolidated and combined statements of operations are presented below.

	Year Ended December 31,
Allocated costs	2001	2000
Cost of sales	$2,233	$5,951
Selling, general and administrative	7,350	33,798
Research and development	679	2,346

Total	$10,262	$42,095

Net Transfers To/From Millipore Corporation

After the Separation from Millipore, any changes to the Company’s April 1, 2001 balance sheet were made through additional paid in capital included in shareholders’ equity. During 2002, these transfers primarily consist of the $9,000 income tax receivable described in Note 10 above as well as fixed asset adjustments. During 2001, these transfers mainly relate to accrued liabilities.

MYKROLIS CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

As described in Note 1, prior to the Separation on March 31, 2001, changes in Millipore’s net investment included, net earnings (losses) of the Company and net transfers (to)/from Millipore. Components of the net transfers are as follows:

	Year ended December 31,
Net Transfers To/From Millipore Corporation	2002	2001	2000
Cash transfers to Millipore	—	$(99,782)	$(324,632)
Cash transfers from Millipore	—	88,379	304,391
Costs allocated from Millipore	—	10,262	42,095

Net transfers (to)/from Millipore prior to Separation	—	$(1,141)	$21,854
Net transfers (to) from Millipore after Separation	(9,518)	1,850	—

Total transfers from Millipore	$(9,518)	$709	$21,854

Cash transfers to Millipore relate primarily to cash collected on accounts receivable that are transferred to the Millipore centralized cash management account prior to March 31, 2001. In addition, cash transfers from Millipore relate to direct operating costs, capital expenditures and income taxes paid by Millipore on the Company’s behalf. Allocated costs represent the Company’s share of allocated costs incurred and paid by Millipore prior to March 31, 2001.

Average Shareholder’s Net Investment/Equity

The annual average of Millipore’s net investment in the Company was $223,566 for the year ended December 31, 2000.

Officer Loan

In 1999, Millipore made a loan to an executive officer of the Company, which was collateralized by real estate held by the executive. During 2001, the loan was fully paid. The loan receivable of $450 was included in other assets in the consolidated and combined balance sheet at December 31, 2000.

16.    Commitments and Contingencies

Leases

The Company’s capital and operating lease agreements cover sales offices, manufacturing, information technology equipment and warehouse space. These leases have expiration dates through 2014. Certain land and building leases contain renewal options for periods ranging from one to five years and purchase options at fair market value. As of April 1, 2002 the Company entered into a 12-year lease for its new corporate headquarters, research and development and manufacturing facility. Annual rental payments under the lease are $2,451 for the first six years and $2,801 for the remaining six years plus basic operating costs and real estate taxes. Upon execution of the lease, the Company was required to issue an irrevocable standby letter of credit in the initial amount of $1,000 to be reduced by $125 on each of the first six anniversaries of commencement of the lease. This lease also provides the Company with two 5-year renewal options at market rent. Under the lease terms relating to the Company’s Bedford, Massachusetts facility, the Company has an option to purchase the facility at fair market value between June 2005 and November 2005, the expiration date of the lease, and the lessor has the option to sell the facility to the Company at 90% of the then current fair market value prior to November 2005. Rental expense was $8,738 in 2002, $7,425 in 2001 and $6,775 in 2000. The 2002 and 2001 rental expense includes $1,164 and $2,876 respectively, of transitional service agreement costs associated with the sharing of space owned by Millipore. The Company leases space in its Tokyo, Japan office to Millipore for research and development activities. This lease is renewed at each one year anniversary of the Distribution date unless either party proposes to terminate the lease at least twelve months before expiring. Millipore leases space in Bedford,

MYKROLIS CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

MA to the Company for the manufacturing of membrane which continues to March 2006. During 2002, the Company relocated the Jaffrey, NH manufacturing operation and the Bedford, MA headquarters to a single Billerica, MA facility. At December 31, 2002, future minimum rents payable under noncancelable leases with initial terms exceeding one year were as follows:

Fiscal Year	Capital Leases	Operating Leases
2003	$82	$7,974
2004	82	8,212
2005	55	7,738
2006	—	5,396
2007	—	3,930
Thereafter	—	18,045

Total minimum lease payments	219	$51,295
Less: amounts representing interest	(10)

Present value of net minimum lease payments	$209

Legal Proceedings

The Company is subject to other claims and legal proceedings which, in the opinion of the Company’s management, are incidental to the Company’s normal business operations. In the opinion of the Company, although final settlement of these suits and claims may impact the Company’s financial statements in a particular period, they will not, in the aggregate, have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Product Warranty

The Company’s product warranty liability for the 2002 year is summarized below.

Amount of Liability
Balance at December 31, 2001	$1,180
Accruals for warranties issued during 2002	2,801
Accruals related to pre-existing warranties (including changes in estimates)	0
Settlements made during 2002	(2,415)

Balance at December 31, 2002	$1,566

17.    Recent Accounting Pronouncements

The Company adopted Financial Accounting Standards Board (the “FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142 as required on January 1, 2002. The Company performed an assessment of whether there was an indication that goodwill was impaired at the date of adoption. It was determined that, for purposes of this, the Company’s business consists of liquid products and gas products reporting units and that goodwill is attributable solely to the gas products reporting unit. The Company has estimated the gas products reporting unit’s fair value, as determined by an independent valuation services company and compared it to the carrying value of the net assets of this reporting unit. As of January 1, 2002 and December 31, 2002, the gas reporting unit’s fair value exceeded its value of the net assets, and therefore goodwill was not impaired. Goodwill amortization expense was $0.9 million and $1.0 million for the years ended December 31, 2001 and 2000,

MYKROLIS CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

respectively. As a result of the adoption of SFAS 142, goodwill amortization ceased effective January 1, 2002. Goodwill amortization expense would have been approximately $0.9 million for the year ended December 31, 2002.

In August 2001, the FASB issued Statement No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), which provides the accounting requirements for retirement obligations associated with tangible long–lived assets. This Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. This Statement is effective for the Company’s 2003 fiscal year, and early adoption is permitted. The adoption of SFAS 143 is not expected to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). The objectives of SFAS 144 are to address significant issues relating to the implementation of FASB Statement 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”) and to develop a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and generally, its provisions are to be applied prospectively. We adopted this standard effective January 1, 2002.

In June 2002, the FASB issues Statement of Financial Accounting Standards No. 146, “Accounting for Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under Emerging Issues Task Force No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terns of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. We are required to adopt the provisions of SFAS 146 effective for exit or disposal activities initiated after December 31, 2002. The provisions of EITF 94-3 shall continue to apply for any exit activity initiated under an exit plan that met the criteria of EITF 94-3 prior to adoption of SFAS 146. The adoption of SFAS 146 will change, on a prospective basis, the timing of recording restructuring charges from the commitment date to when the liability is incurred. The adoption of the standard will impact the timing of recording of restructuring activities initiated subsequent to December 31, 2002.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123” (“SFAS 123”), which is effective for financial statements for fiscal years ending after December 15, 2002, with early adoption permitted. SFAS 148 will enable companies that choose to adopt the preferable fair value method to report the full effect of employee stock options in their financial statements immediately upon adoption, and to make available to investors better and more frequent disclosure about the cost of employee stock options. We will continue to apply the disclosure only provisions of both SFAS 123 and SFAS 148.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of

MYKROLIS CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are applicable for financial statements of interim periods ending after December 15, 2002 and are included in Note 16 to the condensed consolidated and combined financial statements.

In November 2002, the EITF issued No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF No. 00-21 establishes three principles: revenue should be recognized separately for separate units of accounting, revenue for a separate unit of accounting should be recognized only when the arrangement consideration is reliably measurable and the earnings process is substantially complete, and consideration should be allocated among the separate units of accounting in an arrangement based on their fair values. EITF No. 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. The Company is evaluating the impact, if any, that this pronouncement will have on the consolidated financial statements.

In January 2003, the FASB issued FIN No. 46 “Consolidation of Variable Interest Entities, an interpretation of ARB 51.” FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights called “variable interest entities” or “VIEs” and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. Certain transitional disclosures are required in financial statements initially issued after January 31, 2003, if it is reasonably possible that once this guidance is effective the enterprise will either be required to consolidate a variable interest entity or will hold a significant variable interest in a variable interest entity. The Company does not believe that it has any interests that would change our current reporting entity or require additional disclosures outlined in FIN 46.

18.    Subsequent Events

In January 2003, the Company sold the remaining surplus machinery for cash proceeds of $73.

Report of Independent Accountants

To the Board of Directors and Shareholders’ of Mykrolis Corporation

In our opinion, the consolidated and combined financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Mykrolis Corporation and its subsidiaries (the “Company”), formerly a majority-owned subsidiary of Millipore Corporation (“Millipore”), at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth there in when read in conjunction with the related consolidated and combined financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The Company was comprised of Millipore’s microelectronics business which was historically integrated with the businesses of Millipore; consequently, as indicated in Note 1, the financial statements as of December 31, 2001 and for the years ended December 31, 2001 and 2000 have been derived from the consolidated financial statements and accounting records of Millipore, and reflect significant assumptions and allocations. Moreover, as indicated in Note 1, the Company relies on Millipore for administrative, management, research and other services. Accordingly, these consolidated and combined financial statements do not necessarily reflect the financial position, results of operations, and cash flows of the Company had it been a stand-alone company.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 27, 2003.

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

	Three Months Ended
	Dec. 31, 2002	Sept. 30, 2002	June 30, 2002	Mar. 31, 2002	Dec. 31, 2001	Sept. 30, 2001	June 30, 2001	Mar. 31, 2001
Net sales	$46,464	$47,740	$48,537	$35,708	$36,184	$39,683	$56,383	$83,024
Cost of sales	32,075	29,628	32,463	24,617	28,395	29,081	36,636	43,509

Gross profit	14,389	18,112	16,074	11,091	7,789	10,602	19,747	39,515
Selling, general and administrative expenses	14,342	18,719	16,902	17,846	16,005	19,178	20,265	25,276
Research and development expenses	5,032	5,133	5,182	4,338	3,535	4,890	5,560	5,852
Restructuring and other charges	5,182	—	—	—	—	4,922	—	12,556

Operating loss	(10,167)	(5,740)	(6,010)	(11,093)	(11,751)	(18,388)	(6,078)	(4,169)
Other income (expense), net	1,496	4	1,815	52	(247)	169	(715)	(303)

Loss before income taxes	(8,671)	(5,736)	(4,195)	(11,041)	(11,998)	(18,219)	(6,793)	(4,472)
Income tax expense (benefit)	(452)	(1,400)	2,570	1,400	2,500	1,500	20,580	1,565

Net loss	$(8,219)	$(4,336)	$(6,765)	$(12,441)	$(14,498)	$(19,719)	$(27,373)	$(6,037)

Basic and diluted loss per share	$(0.21)	$(0.11)	$(0.17)	$(0.32)	$(0.37)	$(0.54)	$(0.84)	$(0.19)
Shares used in computing basic and diluted loss per share	39,722	39,655	39,629	39,500	39,500	36,423	32,500	32,500

The following table sets forth our financial information stated as a percentage of net sales for the past eight quarterly periods:

	Dec. 31, 2002	Sept. 28, 2002	June 30, 2002	Mar. 31, 2002	Dec. 31, 2001	Sept. 30, 2001	June 30, 2001	Mar. 31, 2001
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	69.0%	62.1%	66.9%	68.9%	78.5%	73.3%	65.0%	52.4%

Gross profit	31.0%	37.9%	33.1%	31.1%	21.5%	26.7%	35.0%	47.6%
Selling, general and administrative expenses	30.9%	39.2%	34.8%	50.0%	44.2%	48.3%	35.9%	30.4%
Research and development expenses	10.8%	10.8%	10.7%	12.1%	9.8%	12.3%	9.9%	7.0%
Restructuring and other charges	11.2	—	—	—	—	12.4%	—	15.1%

Operating loss	(21.9)%	(12.0)%	(12.4)%	(31.1)%	(32.5)%	(46.3)%	(10.8)%	(4.9)%
Other income (expense), net	3.2%	0.0%	3.7%	0.1%	(0.7)%	0.4%	(1.3)%	(0.4)%

Loss before income taxes	(18.7)%	(12.0)%	(8.6)%	(30.9)%	(33.2)%	(45.9)%	12.1%	(5.3)%
Income tax expense (benefit)	(1.0)	(2.9)%	5.3%	3.9%	6.9%	3.8%	36.5%	1.9%

Net loss	(17.7)%	(9.1)%	(13.9)%	(34.8)%	(40.1)%	(49.7)%	(48.6)%	(7.2)%

Valuation and Qualifying Accounts

(In thousands)

Description	Balance at beginning of period	Additions charged to income	Additions charged to other	Deductions from reserves(1)	Balance at end of period
Allowance for Doubtful Accounts Receivable:
Year ended December 31, 2002	$1,670	$413	$157	$(1,016)	$1,224
Year ended December 31, 2001	1,497	392	198	(417)	1,670
Year ended December 31, 2000	835	428	285	(51)	1,497

(1)	Represents amounts written off, net of recoveries

INDEX TO EXHIBITS

Exhibit No.	Description	Exhibit Volume Page No.
2.1	Form of Master Separation and Distribution Agreement	**

2.2	Form of General Assignment and Assumption Agreement	**

3.1	Restated Certificate of Incorporation of Mykrolis Corporation	**

3.2	Amended and Restated By-laws of Mykrolis Corporation	**

3.3	Form of certificate representing shares of Common Stock, $.01 par value per share	**

3.4	Form of Common Stock Rights Agreement	**

3.5	Form of Common Stock Purchase Right Certificate (included as Annex I to the Form of Common Rights Agreement)	**

3.6	Summary of Common Stock Purchase Rights (included as Annex II to the Form of Common Rights Agreement)	**

10.1	Form of 2001 Equity Incentive Plan	**

10.2	2001 Non-Employee Director Stock Option Plan (As amended October 1, 2002)	4

10.3	Mykrolis Corporation Amended and Restated 2001 Employee Stock Purchase Plan	**

10.4	Form of Indemnification Agreement	**

10.5	Lease Agreement dated November 25, 1985 between Roger G. Little, Trustee of SPI Trust, and Millipore Corporation relating to facilities located at Patriots Park, Bedford, Massachusetts	**

10.6	Lease Agreement dated December 19, 1997 between EBP3, Ltd. and Millipore Corporation relating to facilities located in Allen, Texas	**

10.7	Master Patent Assignment	**

10.8	Master Patent License Agreement	**

10.9	Master Patent Grantback License Agreement	**

10.10	Master Trademark Assignment	**

10.11	Master Trademark License Agreement	**

10.12	Master Invention Disclosure Assignment	**

10.13	Master Trade Secret and Know-How Agreement	**

**	Incorporated by Reference to a prior filing with the Commission

INDEX TO EXHIBITS [Cont’d]

Exhibit No.	Description	Exhibit Volume Page No.
10.14	Tax Sharing Agreement	**

10.15	Employee Matters Agreement	**

10.16	Master Transitional Services Agreement	**

10.17	Reorganization of Operations Outside the U.S.	**

10.18	Membrane Manufacture and Supply Agreement	**

10.19	Research Agreement	**

10.20	Product Distribution Agreement	**

10.21	Millipore Contract Manufacturing Agreement	**

10.22	Mykrolis Contract Manufacturing Agreement	**

10.23	Form of Separation Note	**

10.24	Separation Revolving Credit	**

10.25	Letter Agreement with Robert E. Caldwell	**

10.26	Letter Agreement with Thomas O. Pyle	**

10.27	Standard Form of Agreements Between Owner and Design/Builder, effective as of January 15, 2002, between registrant and SPEC Process Engineering & Construction, as Design/Builder	12

10.28	Supplemental Executive Retirement Plan for Key Salaried Employees of Mykrolis Corporation	43

10.29	Mykrolis Corporation 2002 Deferred Compensation Plan for Senior Management	49

21.1	Subsidiaries of Mykrolis Corporation	62

24	Power of Attorney	64

99.1	Certification of C. William Zadel, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	66

99.2	Certification of Bertrand Loy, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	68

**	Incorporated by Reference to a prior filing with the Commission