Form 10-Q
period 2003-03-29
MYKROLIS CORP
filed 2003-05-13
CIK 1133082

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)

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

(978) 436-6500

Registrant’s telephone number, include area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

The Company had 39,791,931 shares of common stock outstanding as of May 1, 2003.

Mykrolis Corporation

PART I—FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements

Mykrolis Corporation

Consolidated Statements of Operations

(In thousands except per share data)

(Unaudited)

	Three Months Ended
	March 29, 2003	March 31, 2002
Net sales	$40,508	$35,708
Cost of sales	23,976	24,617

Gross Profit	16,532	11,091
Research and development expenses	4,484	4,338
Selling, general and administrative expenses	16,352	17,846

Operating loss	(4,304)	(11,093)
Other income, net	660	52

Loss before income taxes	(3,644)	(11,041)
Income tax expense	1,713	1,400

Net loss	$(5,357)	$(12,441)

Basic and diluted loss per share	$(0.13)	$(0.32)

Shares used in computing basic and diluted loss per share:	39,725	39,500

The accompanying notes are an integral part of the consolidated financial statements.

Mykrolis Corporation

Consolidated Balance Sheets

(In thousands except share data)

	March 29, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$71,957	$74,085
Accounts receivable (less allowance for doubtful accounts of $1,198 at March 29, 2003 and $1,224 at December 31, 2002)	39,114	39,971
Inventories	40,615	41,821
Deferred income taxes	786	786
Assets held for sale	0	72
Other current assets	4,005	4,088

Total current assets	156,477	160,823
Restricted cash	1,611	1,608
Property, plant and equipment, net	73,003	74,833
Deferred income taxes	5,400	5,400
Goodwill, net	14,454	14,454
Other intangible assets (less accumulated amortization of $21,319 at March 29, 2003 and $20,947 at December 31, 2002)	4,577	4,949
Other assets	5,627	5,122

Total assets	$261,149	$267,189

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligation	$78	$78
Accounts payable	14,441	10,288
Accrued income taxes	10,903	9,416
Accrued expenses	19,122	24,756

Total current liabilities	44,544	44,538
Long-term portion of capital lease obligation	112	131
Other liabilities	9,790	9,815
Minority interest	84	61

Commitments and contingencies (note 13)	—	—

Shareholders’ equity:
Preferred stock, par value $.01 per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 250,000,000 shares authorized; 39,726,510 and 39,723,648 shares issued and outstanding, respectively	397	397
Additional paid-in capital	320,079	320,061
Accumulated deficit	(98,708)	(93,351)
Accumulated other comprehensive loss	(15,149)	(14,463)

Total shareholders’ equity	206,619	212,644

Total liabilities and shareholders’ equity	$261,149	$267,189

The accompanying notes are an integral part of the consolidated financial statements.

Mykrolis Corporation

Consolidated Statements of Shareholders’ Equity

and Comprehensive Income (Loss)

(In thousands)

	Common Shares		Additional Paid-In Capital	Shareholder’s Net Investment	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Comprehensive Income (Loss)
	Shares	Amount
Balance December 31, 2001	39,500	395	326,618	—	(61,590)	(21,876)	243,547
Stock-based compensation		—	1,103	—	—	—	1,103
Net transfers to Millipore Corporation		—	(9,518)	—	—	—	(9,518)
Issuance of common stock-employee stock purchase plan and exercise of stock options	224	2	1,858	—	—	—	1,860
Comprehensive income (loss) :
Net loss		—	—	—	(31,761)	—	(31,761)	(31,761)
Foreign currency translations		—	—	—	—	7,413	7,413	7,413

Comprehensive loss								$(24,348)

Balance December 31, 2002	39,724	$397	$320,061	$—	$(93,351)	$(14,463)	$212,644
Issuance of common stock-employee stock purchase plan and exercise of stock options *	3	—	18	—	—	—	18
Comprehensive income (loss) :
Net loss *		—	—	—	(5,357)	—	(5,357)	(5,357)
Foreign currency translations *		—	—	—	—	(686)	(686)	(686)

Comprehensive loss *								$(6,043)

Balance March 29, 2003 *	39,727	$397	$320,079	$—	$(98,708)	$(15,149)	$206,619

The accompanying notes are an integral part of the consolidated financial statements.

* unaudited

Mykrolis Corporation

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended
	March 29, 2003	March 31, 2002
	(In thousands)
Cash flows from operating activities:
Net loss	$(5,357)	$(12,441)
Adjustments to reconcile net loss to net cash used in operating activities:
Income on equity method investments	(132)	—
Depreciation and amortization	2,848	2,648
Stock based compensation	—	1,103
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	447	(763)
Decrease in inventories	1,037	4,322
Decrease in accounts payable—Millipore Corporation	—	(2,001)
Increase in accounts payable	4,213	1,135
Increase in other operating assets	(193)	(729)
Decrease in other operating liabilities	(3,912)	(231)

Net cash used in operating activities	(1,049)	(6,957)

Cash flows from investing activities:
Additions to property, plant and equipment	(1,032)	(1,685)

Net cash used in investing activities	(1,032)	(1,685)

Cash flows from financing activities:
Net transfers from Millipore Corporation	—	1,190
Assignment of restricted cash	—	(1,100)
Payments under capital leases	(19)	—
Proceeds from issuance of common stock for employee stock purchase plan and stock option exercises	18	—

Net cash (used in ) provided by financing activities	(1)	90
Effect of foreign exchange rates on cash and cash equivalents	(46)	133

Net decrease in cash and cash equivalents	(2,128)	(8,419)
Cash and cash equivalents at beginning of period	74,085	82,831

Cash and cash equivalents at end of period	$71,957	$74,412

The accompanying notes are an integral part of the consolidated financial statements.

Mykrolis Corporation

Notes to Consolidated Financial Statements

(In thousands except share and per share data)

1.    Background and Basis of Presentation

Background

On October 3, 2000, Millipore Corporation (“Millipore”) announced its plan to spin-off its microelectronics business, which served the semiconductor industry and certain related industries with products needed to manufacture semiconductor devices as well as a range of other products that now comprises Mykrolis Corporation (“the Company”). On October 16, 2000, the Company was incorporated in Delaware as a wholly owned subsidiary of Millipore to receive Millipore’s microelectronics business and to be the spun-off company. Prior to March 31, 2001, the Company’s business was operated as a fully integrated business unit of Millipore. On March 31, 2001, Millipore transferred to the Company substantially all of the assets and liabilities associated with its microelectronics business (the “Separation”). The Company completed its initial public offering (“IPO”) of 7.0 million shares of common stock on August 9, 2001 receiving net proceeds of approximately $94.0 million, after deducting underwriting commissions and offering expenses. The Company retained $75.0 million of the net proceeds and paid the balance to Millipore as repayment of amounts outstanding as intercompany loans incurred by the Company in connection with the Separation. After the IPO, Millipore owned 32.5 million shares or approximately 82.3% of the Company’s total outstanding common stock. On February 27, 2002 (the “Distribution Date”), Millipore completed the spin-off of Mykrolis through the distribution to its shareholders of all of the 32.5 million shares of the Mykrolis’ common stock owned by Millipore on that date. Effective February 28, 2002, Mykrolis became a fully independent company with 39.7 million shares of common stock outstanding at March 29, 2003.

Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with the rules of the Securities and Exchange Commission for interim financial statements and do not include all disclosures required by generally accepted accounting principles in the United States of America. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10–K for the year ended December 31, 2002. The financial information as of March 29, 2003 and March 31, 2002 is unaudited, but includes all adjustments that management considers necessary for a fair presentation of the Company’s consolidated results of operations, financial position and cash flows. All of these adjustments are of a normal recurring nature. Results for the three-month period ended March 29, 2003 are not necessarily indicative of results to be expected for the full fiscal year 2003 or for any other future periods.

2.    Restructuring and Other Charges

During 2001, the Company initiated several worldwide cost-reduction programs in connection with the separation from Millipore, to improve its manufacturing asset utilization and to resize its overall cost structure in response to the semiconductor industry downturn. As a result, the Company recorded restructuring and other charges of $17,488 during 2001. These restructuring and other charges included $13,755 of employee severance costs for approximately 358 employees, a $1,712 write-off of equipment and leasehold improvements and $2,011 of lease costs at the vacated Bedford, MA facility. In addition, to further respond to the prolonged semiconductor industry downturn, during the fourth quarter of 2002 the Company recorded restructuring and other charges of $5,182. Of this amount, $1,708 related to employee severance cost for approximately 42 employees, $1,683 of non-cash asset writedowns due to asset impairments and $1,791 of additional facility exit costs in Bedford, MA and Swindon, England.

During 2002, several changes to prior estimates occurred resulting in the reversal of $1,638 in employee severance costs and a $1,638 increase in leasehold and other costs. These changes in estimate are primarily due to the higher than expected level of attrition of 55 employees, lower than expected severance benefits paid and continued deterioration in the real estate market conditions. As of March 29, 2003, the accrued restructuring costs totaled $4,280. Of this amount, the majority of the $697 in severance costs for terminated employees will be paid by the third quarter of 2003. The facilities-related costs of $3,570 will be substantially paid by the fourth quarter of 2005.

Below is a table summarizing the restructuring reserve activity for the year ended 2002 and the first quarter of 2003 (in thousands):

	2003 Activity
	Balance December 31, 2002	2003 Expense	Cash Activity		Non-Cash Activity		Adjustments	Balance March 29, 2003
Workforce Leasehold/Other Asset Impairment	$1,992 3,789 —	$ — — —	$(1,295 (219 —	) )	$	— — 13	$ — — —	$697 3,570 13

	$5,781	$—	$(1,514)			$13	$—	$4,280

	2002 Activity
	Balance December 31, 2001	2002 Expense	Cash Activity		Non-Cash Activity		Adjustments	Balance December 31, 2002
Workforce Leasehold/Other Asset Impairment	$3,813 1,987 —	$1,708 1,791 1,683	$(1,891 (1,627 —	) )	$	— — (1,683)	$(1,638 1,638 —)	$1,992 3,789 —

	$5,800	$5,182	$(3,518)			$(1,683)	$—	$5,781

3.    Stock Plans

Options for the purchase of the Company’s stock have been granted to officers, directors and key employees under various nonqualified stock option agreements. The Company accounts for these grants under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is recorded as a charge to operations for options granted under those plans where the exercise price equals the market value of the underlying common stock on the date of grant. During the first quarter of 2002, the Company recognized $1,103 in stock based compensation expense associated with the accelerated vesting of all restricted shares of Millipore common stock held by certain of the Company’s employees and accelerated vesting of employee stock options in connection with the termination of two executives.

If the recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of SFAS No. 123, had been adopted, the effect on net loss and basic and diluted net loss per share would have been as follows:

	Three Months Ended
	March 29, 2003	March 31, 2002
Net loss, as reported	$(5,357)	$(12,441)

Add: Stock-based compensation included in net loss, net of related tax effects	—	588

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,356)	(3,626)

Pro forma net loss	$(10,713)	$(15,479)

Earnings per share:
Basic and diluted-as reported	$(0.13)	$(0.32)
Basic and diluted-pro forma	$(0.27)	$(0.39)

4.    Earnings Per Share

For the three months ended March 2003 and 2002, basic and diluted loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the respective period. The weighted average basic and diluted shares outstanding calculation excludes those stock options for which the impact would have been antidilutive based on the Company’s net loss. The number of options that were antidilutive for the three months ended March 2003 and 2002 were 7,707,371 and 7,046,616, respectively.

As of March 29, 2003, Mykrolis had outstanding options to purchase an aggregate of 7,707,371 shares of its common stock at a weighted average price of $ 9.95. Of these options, options to purchase an aggregate of 2,767,479 shares at a weighted average price of $ 10.32 were fully vested and exercisable.

5.    Other Intangible Assets

Components of the Company’s identifiable other intangible assets are as follows:

	March 29, 2003
	unaudited		December 31, 2002
	Gross carrying	Accumulated	Gross carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Patents	$14,207	$10,237	$14,207	$10,007
Unpatented technology	8,505	8,140	8,505	8,019
Trademarks / tradenames	2,906	2,892	2,906	2,892
Other	278	50	278	29

	$25,896	$21,319	$25,896	$20,947

The Company recorded amortization expense for its other intangible assets of $372 and $417 for the three months ended March 29, 2003 and March 31, 2002, respectively. Estimated amortization expense for the fiscal years 2003 to 2008 is $1,490, $993, $932, $815, $571 and $61, respectively.

6.    Product Warranty Costs

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

Changes in the warranty reserves during the first quarter of 2003 were as follows:

Balance at December 31, 2002	$1,566
Accruals for warranty during first quarter of 2003	140
Accruals related to pre-existing warranties (including changes in estimate)	83
Settlements made during first quarter of 2003	(210)

Balance at March 29, 2003	$1,579

7.    Restricted Cash

The Company has provided cash collateral totaling $1,611 on standby letters of credit in connection with the lease for its corporate headquarters, research and development and manufacturing facility in Billerica and other security deposits. At March 29, 2003, this cash collateral was invested in U.S. federal agency securities and money market funds.

8.    Other Income, Net

Other income (expense) is summarized below:

	March 29, 2003	March 31, 2002
	unaudited	unaudited
Gains (loss) on foreign currency transactions	$227	$(388)
Royalty income from Millipore	153	130
Interest income and other	148	310
Income from equity method investments	132	—

	$660	$52

9.    Inventories

Inventories are summarized as follows:

	March 29, 2003 unaudited	December 31, 2002
Raw materials	$32,882	$34,971
Work in process	8,205	7,318
Finished goods	21,082	21,382

	62,169	63,671

Inventory reserves	(21,554)	(21,850)

	$40,615	$41,821

10.    Income Taxes

For the three months ended March 29, 2003, the Company recorded income tax expense of $1,713 with respect to certain foreign operations on a consolidated pre-tax loss of $3,644, yielding an effective tax rate of negative 47.0%. For the three months ended March 31, 2002, the Company recorded income tax expense of $1,400 with respect to certain foreign operations on a consolidated pre-tax loss of $11,041, yielding an effective tax rate of negative 12.7%. The decrease in our effective tax rate in the quarter ended March 29, 2003 compared to the quarter ended March 31, 2002 resulted from changes in expected full year losses and the overall geographic mix of foreign operations’ income and loss.

Prior to the Distribution Date, the Company’s operating results were included in Millipore’s consolidated U.S. and state income tax returns and in tax returns of certain Millipore foreign subsidiaries. At December 31, 2001, the Company recorded a $9,000 income tax receivable related to net operating loss carrybacks determined on a separate return basis. In accordance with the tax sharing agreement, Millipore did not allow the Company to carryback these net operating losses. As a result, the receivable was transferred during the quarter ended March 31, 2002 and was reflected in the consolidated financial statements as a reduction to additional paid in capital included in shareholders’ equity.

11.    Business Segment Information

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

The Company attributes net sales to different geographic areas as presented in the table below.

	Three Months Ended
	(unaudited)
	March 29, 2003	March 30, 2002
Net sales
United States	$10,568	$13,087
Japan	14,952	10,622
Asia	10,620	8,310
Europe	4,368	3,689

	$40,508	$35,708

12.    Significant Customers and Concentration of Risk

Historically, the Company has relied on a limited number of customers for a substantial portion of its net sales. During the three months ended March 29, 2003, one customer represented 10.9% of revenues. There were no other customers that accounted for more than 10% of revenues during this period. For the three ended months ended March 31, 2002, no one customer represented more than 10% of revenues.

13.    Commitments and Contingencies

The Company is also subject to a number of claims and legal proceedings which, in the opinion of the Company’s management, are incidental to the Company’s normal business operations. In the opinion of the Company, although final settlement of these suits and claims may impact the Company’s financial statements in a particular period, they will not, in the aggregate, have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The Company is a party to a variety of agreements, entered into in the ordinary course of its business, which include indemnification clauses. Under these clauses the Company has agreed to hold the other party harmless against losses arising from a breach of representations and covenants related to such matters as the performance of commercial obligations, the condition of and title to assets, intellectual property rights, environmental matters and conduct on behalf of the Company by its officers and directors. Payment by the Company under these indemnity clauses is generally conditioned on the other party making a claim pursuant to the procedures specified in the particular contract or clause, which procedures typically allow the Company to challenge the other party’s claims. It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement. Historically, these indemnity clauses have not resulted in material payments by the Company. Management believes that the likelihood that a claim under these indemnity clauses would result in a material loss to the Company is remote.

On March 3, 2003 the Company filed a lawsuit against Pall Corporation in the United States District Court for the District of Massachusetts alleging infringement of two of the Company’s U.S. Patents by a fluid separation device known as the Pall Photo Kleen EZD-2 filter assembly manufactured and sold by the defendant. The Company’s lawsuit also seeks a preliminary injunction preventing the defendant from the manufacture, use, sale, offer for sale or importation into the U.S. of the infringing product. On March 24, 2003 defendant filed an answer denying that its fluid separation device infringed the Company’s patents; defendant also filed a counterclaim seeking a dismissal of the Company’s lawsuit, a decree that the Company’s patents are invalid and/or not infringed and costs incurred in conducting the litigation. While the Company expects that it will prevail in this action, in the event that the defendant were successful in obtaining a decree invalidating the Company’s patents or a finding that the Company’s patents were not infringed, it could have a material adverse impact on the Company’s future results of operations.

14.    Recently Issued Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), which provides the accounting requirements for retirement obligations associated with tangible long–lived assets. This Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The Company adopted SFAS 143 on January 1, 2003. The adoption of this pronouncement did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. We are required to adopt the provisions of SFAS 146 effective for exit or disposal activities initiated after December 31, 2002. The provisions of EITF No. 94-3 shall continue to apply for any exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to adoption of SFAS 146. The adoption of SFAS 146 will change, on a prospective basis, the timing of recording restructuring charges from the commitment date to when the liability is incurred. The adoption of the standard will impact the timing of recording of restructuring activities initiated subsequent to December 31, 2002.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are applicable for financial statements of interim periods ending after December 15, 2002. The Company adopted FIN 45 in the fourth quarter of 2002 and has included the new disclosure requirements in the Notes to the Consolidated Financial Statements (see Note 6. Product Warranty Costs).

In November 2002, the EITF issued No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF No. 00-21 establishes three principles: revenue should be recognized separately for separate units of accounting, revenue for a separate unit of accounting should be recognized only when the arrangement consideration is reliably measurable and the earnings process is substantially complete, and consideration should be allocated among the separate units of accounting in an arrangement based on their fair values. EITF No. 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. The Company does not expect the adoption of this pronouncement to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities, an interpretation of ARB 51” (“FIN 46”). FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights called “variable interest entities” or “VIEs” and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. Certain transitional disclosures are required in financial statements initially issued after January 31, 2003, if it is reasonably possible that once this guidance is effective the enterprise will either be required to consolidate a variable interest entity or will hold a significant variable interest in a variable interest entity. The Company does not have any equity interests that would change its current reporting or require additional disclosures outlined in FIN 46.

15.    Subsequent event

In May 2003, the Company initiated an additional restructuring program to streamline its organization. These measures will result in an approximate 3 percent reduction of the Company’s workforce. The severance costs, exit costs and other costs relating to these initiatives are estimated to be between $1,500 and $2,800 and will be incurred over the next several quarters.

Item 2.    Management’s Discussion and Analysis of Results of Operations and Financial Condition

You should read the following discussion of the Company’s financial condition and results of operations along with the condensed consolidated financial statements and accompanying notes included herein. This discussion contains forward-looking statements and involves numerous risks and uncertainties, which are described under “Forward Looking Statements” below. The Company’s actual results may differ materially from those contained in any forward-looking statements.

Overview and Financial Condition

On October 3, 2000, Millipore announced its plan to spin-off its microelectronics business, which served the semiconductor industry and certain related industries with products needed to manufacture semiconductor devices as well as a range of other products that now comprises Mykrolis Corporation. On October 16, 2000, the Company was incorporated in Delaware as a wholly owned subsidiary of Millipore to receive Millipore’s microelectronics business and to be the spun-off company. Unless the context otherwise requires, the terms “Mykrolis”, “we”, “our”, or the “Company” mean Mykrolis Corporation and its subsidiaries and the term “Millipore” means Millipore Corporation and its subsidiaries when referring to periods prior to March 31, 2001 and Millipore Corporation and its subsidiaries other than Mykrolis when referring to periods subsequent to March 31, 2001. Prior to March 31, 2001, our business was operated as a fully integrated business unit of Millipore. On March 31, 2001, Millipore transferred to us substantially all of the assets and liabilities associated with its microelectronics business (the “Separation”). We completed our initial public offering (“IPO”) of 7.0 million shares of common stock on August 9, 2001 receiving net proceeds of approximately $94.0 million, after deducting underwriting commissions and offering expenses. We retained $75.0 million of the net proceeds and paid the balance to Millipore as repayment of amounts outstanding as intercompany loans incurred by us in connection with the Separation. After the IPO, Millipore owned 32.5 million shares or approximately 82.3% of our total outstanding common stock. On February 27, 2002 (the “Distribution Date”), Millipore completed the spin-off of Mykrolis through the distribution to its shareholders of all of the 32.5 million shares of Mykrolis’ common stock owned by Millipore on that date. Mykrolis is now a fully independent company with 39.7 million shares of common stock outstanding at March 29, 2003.

In connection with our separation from Millipore, we entered into agreements with Millipore under which Millipore agreed to provide services to us during a transition period after the Separation date. The agreements related to facilities services, information technology services, distribution, accounting, finance and other services and arrangements. Under these agreements, we reimburse Millipore for the cost of these services. The duration of each of the different transition service agreements varied depending on the anticipated time it would take for us to replace the service, but was generally for a one–year period. As most of these transition service agreements have expired without renewal, we have been able to provide these services ourselves or negotiate new agreements with various third parties as a separate stand–alone entity. We have been able to do this at costs at least as favorable as those paid to Millipore for these services. We will be terminating the use of Millipore’s Information Technology (“IT”) Data Center, which is currently hosting our IT system operations during the first half of 2003 in accordance with our original transition service agreement. In addition, we have other agreements with Millipore for membrane manufacturing and supply, research and development, product distribution and contract manufacturing, generally for a five–year period ending March 31, 2006. The foregoing agreements do not necessarily reflect the costs of obtaining the services from unrelated third parties or of our providing the applicable services ourselves. However, we believe that purchasing these products and services from Millipore provides us with an efficient means of obtaining these products and services. In addition, we provide certain transition services to Millipore, for which we are reimbursed at our cost.

Critical Accounting Policies and Significant Judgments and Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our judgments and estimates, including those related to revenues, accounts receivable, inventories, long-lived assets and goodwill, deferred tax assets, income tax contingencies, warranty obligations, restructuring charges, pension and other post-retirement benefit obligations, and litigation contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated financial statements. The Company has reviewed these policies with its Audit and Finance Committee.

Revenue

Our net sales consist of revenue from sales of products net of trade discounts and allowances. We recognize revenue when evidence of an arrangement exists, contractual obligations have been satisfied, title and risk of loss have been transferred to the customer and collection of the resulting receivable is reasonably assured. In the event significant post-shipment obligations or uncertainties remain, revenue is recognized when we fulfill such obligations or the uncertainties are resolved. We provide for estimated product returns under limited contractual obligations. Amounts billed to customers that relate to shipping costs are included in net sales and in cost of sales. Revenue from services is recognized when the services are provided. Our service revenue was less than approximately 3.0% of total net sales for each of the periods reported.

Accounts Receivable

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments based upon specific identification, by customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

Inventories

We provide reserves for estimated excess and obsolete inventory equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions. We fully reserve for inventories deemed obsolete. We perform quarterly reviews of all inventory items to identify excess and obsolete inventory on-hand by comparing on-hand balances to recent historical usage as well as anticipated or forecasted demand, based upon input from sales, R&D and marketing functions. If estimates of demand diminish further or actual market conditions are less favorable than those projected, additional inventory write-downs may be required. We adjust the cost basis of inventory that has been written down to reflect its net realizable value.

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

Litigation contingencies

We are subject to proceedings, lawsuits and other claims, including proceedings under laws and government regulations related to securities, environmental, labor, product and other matters. We are required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is based on a careful analysis of each individual issue with the assistance of legal counsel. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters.

Results of Operations

The principal market we serve is the global semiconductor industry, a highly cyclical business. In the past two years, this industry has experienced a downturn of unprecedented magnitude. As a result, we have experienced significant variations in net sales and results of operations in the periods presented.

Throughout 2002 and 2001, we have experienced and continue to experience weak demand for our liquid and gas delivery systems and components. However, semiconductor and related industry capacity utilization has shown signs of improvement in late 2002 and early 2003, which to some extent, benefited our consumable business. We believe, however, that the business environment remains uncertain and there are no clear signs of an imminent upturn. We have taken actions to reduce capital expenditures, operating costs and expenses in response to these adverse trends, and we will continue to control our cost structure to align it with our near term revenue expectations.

In May 2003, we initiated an additional restructuring program to streamline our organization. These measures will result in an approximate 3 percent reduction of our workforce. The severance costs, exit costs relating to these initiatives are estimated to be between $1.5 million and $2.8 million and will be incurred over the next several quarters.

Restructuring Costs

During 2001, we initiated several worldwide cost-reduction programs in connection with our separation from Millipore, to improve our manufacturing asset utilization and to resize our overall cost structure in response to the semiconductor industry downturn. As a result, we recorded restructuring and other charges of $17.5 million during 2001. These restructuring and other charges included $13.8 million of employee severance costs for approximately 358 employees, a $1.7 million write-off of equipment and leasehold improvements and $2.0 million of lease costs at the vacated Bedford, MA facility. In addition, to further respond to the prolonged semiconductor industry downturn, during the fourth quarter of 2002 we recorded restructuring and other charges of $5.2 million. Of this amount, $1.8 million related to employee severance cost for approximately 42 employees, $1.7 million of non-cash asset writedowns due to asset impairments and $1.7 million of additional facility exit costs in Bedford, MA and Swindon, England. As of March 29, 2003, accrued restructuring costs totaled $4.3 million. Of this amount, the majority of the remaining $0.7 million in accrued severance costs for terminated employees will be paid by the third quarter of 2003 and the accrued facilities-related costs of $3.6 million will be substantially paid by the fourth quarter of 2005.

Three months ended March 29, 2003 compared to three months ended March 31, 2002

Net Sales

Net sales were $40.5 million for the three months ended March 29, 2003, which represented a 13.4%, or $4.8 million, increase from the three months ended March 31, 2002. The increase in revenue during the first quarter 2003 versus the first quarter 2002 was primarily attributable to volume increases across most of our consumable product lines as our customers’ capacity utilization increased compared to the same quarter a year ago. The two geographical areas, which most benefited from this trend were Asia and Japan. Our consumable products represented, in aggregate, 72% and 69% of our worldwide revenues for the three months ended March 29, 2003 and March 31, 2002, respectively.

Sales by geography are summarized in the table below.

Net Sales	In millions of U.S. Dollars		As a Percentage of Total Net Sales
	Three Months Ended		Three Months Ended
	March 29, 2003,	March 31, 2002	March 29, 2003	March 31, 2002
	(unaudited)		(unaudited)
United States	$10.5	$13.1	25.9%	36.7%
Japan	14.9	10.6	36.8	29.7
Asia	10.7	8.3	26.4	23.2
Europe	4.4	3.7	10.9	10.4

Total	$40.5	$35.7	100.0%	100.0%

Gross Profit Margins

Our gross profit as a percentage of net sales was 40.8% for the three months ended March 29, 2003 as compared to 31.1% for the three months ended March 31, 2002. Our gross profit was positively impacted by the completion of several manufacturing transfer programs and the reduction in related non-recurring expenses. The change in product mix also contributed to the improvement in gross profit.

Operating Expenses

Research and development expenses were $4.5 million in the three months ended March 29, 2003 an increase of 3.3% or $0.2 million compared to $4.3 million for the three months ended March 31, 2002. Despite the uncertainties of the current business environment, we continue to fund research and development on targeted programs to ensure that our products meet customers’ needs for future semiconductor manufacturing processes. Particular emphasis has been given to next generation 300mm products in the areas of copper electrochemical plating, chemical mechanical planarization, deep ultra-violet photolithography applications, chemical management technologies for advanced wafer clean applications as well as DeviceNetTM enabled product lines.

Selling, general and administrative expenses decreased 8.4% or $1.4 million, to $16.4 million for the three months ended March 29, 2003 compared to $17.8 million in the three months ended March 31, 2002. This decrease was the result of 2002 restructuring initiatives as well as additional actions to reduce discretionary spending. Included in these expenses are non-recurring separation related costs and expenses of $0.1 million and $1.1 million for the three months ended March 29, 2003 and March 31, 2002, respectively.

Other Income -net

Other income, net increased $0.6 million, to $0.7 million for the three months ended March 29, 2003 from $0.1 million for the three months ended March 31, 2002. The increase was largely due to the increase in gains on foreign currency transactions of $0.6 million.

Income Tax Expense

For the three months ended March 29, 2003, we recorded income tax expense of $1.7 million with respect to certain foreign operations on a consolidated pre-tax loss of $3.6 million yielding an effective tax rate of negative 47.0%. For the three months ended March 31, 2002, we recorded income tax expense of $1.4 million on a consolidated pre-tax loss of $11.0 million, yielding an effective tax rate of negative 12.7%. The decrease in our effective tax rate in the quarter ended March 29, 2003 compared to the quarter ended March 31, 2002 resulted from changes in expected full year losses and the overall geographic mix of foreign operations’ income and loss.

Liquidity and Capital Resources

During the three months ended March 29, 2003, net cash used in operating activities was $1.0 million as compared to net cash used in operating activities of $7.0 million during the three months ended March 31, 2002. Cash used in operating activities in the first quarter of 2003 was derived primarily from our net loss of $5.4 million and the decrease in accrued liabilities of $3.9 million principally as a result of payment of accrued bonuses and the cash activity related to certain restructuring initiatives, offset by the increase in accounts payable of $4.2 million, a decrease in inventory of $1.0 million and non-cash charges for depreciation and amortization of $2.8 million. In the first quarter of 2002, cash used in operating activities primarily resulted from our net loss of $12.4 million, the increase in accounts receivable of $0.8 million and the reduction in accounts payable of $0.9 million, offset by the decrease in inventory of $4.3 million and non-cash charges for depreciation and amortization of $2.6 million. Net working capital at March 29, 2003 totaled $111.9 million including $72.0 million in cash and cash equivalents.

During the past two years, our principal cash requirements have been to fund our operations and additions to property, plant and equipment that supported our separation from Millipore. During the three months ended March 29, 2003, cash flows used in investing activities were $1.0 million compared to $1.7 million during the three months ended March 31, 2002.

During the three months ended March 29, 2003, cash flows provided by financing activities were derived from $0.02 million from the issuance of common stock related to the exercise of employee stock options offset by payments of $0.02 million under capital lease obligations. Cash flows provided by financing activities for the three months ended March 31, 2002 were $0.1 million and resulted from transfers of $1.2 million from Millipore as reimbursement of expenses offset by $1.1 million pledged as cash collateral on a $1.0 million standby letter of credit in connection with the execution of a lease for our combined headquarters, research & development and manufacturing facility in Billerica, MA.

Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of our business and some of which arise from uncertainties related to global economies. We believe that our cash and cash equivalents together with expected cash collections from existing trade receivables will be sufficient to satisfy our working capital, capital expenditure, restructuring and research and development requirements and other commitments for the next twelve months. We expect that our cash flow needs beyond this twelve-month period will be satisfied through cash flow generated from operations.

We regularly assess potential acquisitions of technologies or businesses of strategic value to us, which may require the use of cash balances and additional capital. There are no present agreements with respect to any such acquisitions, however, any such transactions may affect our future liquidity and capital needs.

Under accounting principles generally accepted in the United States of America, certain obligations and commitments are not required to be included in the consolidated balance sheet and statement of operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on liquidity. The following commitments as of March 29, 2003 have not been included in the consolidated balance sheet and statement of operations included under Part 1 “Financial Information”, however, they have been disclosed in the following table in order to provide a more accurate picture of our financial position and liquidity.

	Payments Due by Period
	(In millions)
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases	$52.2	$7.8	$22.2	$7.5	$14.7

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

Pursuant to the terms of the lease for our vacated Bedford, Massachusetts facility, the landlord has an option to sell the facility to us at any time prior to November 2005, the end of the lease term, at 90% of the then current market value, excluding the value of the lease. We estimate that the current fair market value of the facility is between $10.0 million and $11.5 million.

Recently Issued Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), which provides the accounting requirements for retirement obligations associated with tangible long–lived assets. This Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. We adopted SFAS 143 on January 1, 2003. The adoption of this pronouncement did not have a material impact on our consolidated results of operations, financial position or cash flows.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under Emerging Issues Task Force (EITF) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. We are required to adopt the provisions of SFAS 146 effective for exit or disposal activities initiated after December 31, 2002. The provisions of EITF No. 94-3 shall continue to apply for any exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to adoption of SFAS 146. The adoption of SFAS 146 will change, on a prospective basis, the timing of recording restructuring charges from the commitment date to when the liability is incurred. The adoption of the standard will impact the timing of recording of restructuring activities initiated subsequent to December 31, 2002.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are applicable for financial statements of interim periods ending after December 15, 2002. We adopted FIN 45 in the fourth quarter of 2002 and have included the new disclosure requirements in the Notes to the Consolidated Financial Statements (see Note 6. Product Warranty Costs).

In November 2002, the EITF issued No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF No. 00-21 establishes three principles: revenue should be recognized separately for separate units of accounting, revenue for a separate unit of accounting should be recognized only when the arrangement consideration is reliably measurable and the earnings process is substantially complete, and consideration should be allocated among the separate units of accounting in an arrangement based on their fair values. EITF No. 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. We do not expect the adoption of this pronouncement to have a material impact on our consolidated results of operations, financial position or cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities, an interpretation of ARB 51” (“FIN 46”). FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights called “variable interest entities” or “VIEs” and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. Certain transitional disclosures are required in financial statements initially issued after January 31, 2003, if it is reasonably possible that once this guidance is effective the enterprise will either be required to consolidate a variable interest entity or will hold a significant variable interest in a variable interest entity. We do not have any equity interests that would change our current reporting or require additional disclosures outlined in FIN 46.

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

When used herein or in such statements, the words “anticipate”, “believe”, “estimate”, “expect”, “may”, “will”, “should” or the negative thereof and similar expressions as they relate to Mykrolis, its business or its management are intended to identify such forward-looking statements. Potential risks and uncertainties that could affect Mykrolis’ future operating results include: further deterioration in our revenues due to a prolonged downturn in the semiconductor industry; the reduction in orders from our key customers, who are likewise adversely impacted by the downturn in the semiconductor industry and which account for a large percentage of our sales; delays or disruptions in the transfer of the production of our products to our new manufacturing facility; increased competition in our industry resulting in downward pressure on prices and reduced margins; increased costs associated with building out our business infrastructure in connection with our separation from Millipore; as well as those risks desribed under the headings “Risks Relating to our Business and Industry”, “Risks Related to our Separation from Millipore” and “Risks Related to Securities Markets and Ownership of Our Common Stock” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, and assets and liabilities denominated in currencies other than the U.S. dollar. We sell our products in many countries and a substantial portion of our net sales and a portion of our costs and expenses are denominated in foreign currencies. Approximately 74% of our net sales for the three months ended March 29, 2003 were derived from customers located outside of the U.S., principally in Asia and Japan. This exposes us to risks associated with changes in foreign currency that can adversely impact revenues, net income and cash flow. In addition, we are potentially subject to concentrations of credit risk, principally in accounts receivable, as historically we have relied on a limited number of customers for a substantial portion of our net sales. We perform ongoing credit evaluations of our customers and we generally do not require collateral. Our major customers are large, well-established microelectronics companies that have historically paid their account balances in a timely manner. We do not currently hold derivative financial instruments and continue to evaluate our future hedging strategy.

Item 4.    Controls and Procedures

The Company’s Chairman and Chief Executive Officer, C. William Zadel, and Chief Financial Officer, Bertrand Loy, evaluated the effectiveness of the Company’s Disclosure Controls and Procedures (as that term is defined in Rule 13a-14(c) under the Securities Exchange of 1934, as amended) as of April 29, 2003. Based on that evaluation, Messrs. Zadel and Loy concluded that the Company’s Disclosure Controls and Procedures were effective.

Except for the completion of installation of the Company’s new Oracle 11i Enterprise Resource Planning system in Europe, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls since April 29, 2003. No corrective actions with regard to significant deficiencies and material weaknesses were taken or were required to be taken.

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings

On March 3, 2003 the Company filed a lawsuit against Pall Corporation in the United States District Court for the District of Massachusetts alleging infringement of two of the Company’s U.S. Patents by a fluid separation device known as the Pall Photo Kleen EZD-2 filter assembly manufactured and sold by the defendant. The Company’s lawsuit also seeks a preliminary injunction preventing the defendant from the manufacture, use, sale, offer for sale or importation into the U.S. of the infringing product. On March 24, 2003 defendant filed an answer denying that its fluid separation device infringed the Company’s patents; defendant also filed a counterclaim seeking a dismissal of the Company’s lawsuit, a decree that the Company’s patents are invalid and/or not infringed and costs incurred in conducting the litigation. The Court has scheduled a hearing on the Company’s motion for a preliminary injunction for May 29, 2003. The Company intends to pursue its lawsuit aggressively and to vigorously defend against the defendant’s counterclaim.

Item 6.    Exhibits and Reports on Form 8-K

a.    Exhibits

Exhibit 99.1    Certification of Chief Executive Officer Pursuant to 18 U.S.C.

Section 1350, as adopted Pursuant to Section 301 of the

Sarbanes-Oxley Act of 2002

Exhibit 99.2    Certification of Chief Financial Officer Pursuant to 18 U.S.C.

Section 1350, as adopted Pursuant to Section 301 of the

Sarbanes-Oxley Act of 2002

b.    Reports on Form 8-K

No reports on Form 8-K have been filed by the Company during the fiscal quarter ended March 29, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MYKROLIS CORPORATION

Registrant

Date May 13, 2003	/s/ Bertrand Loy Bertrand Loy Vice President and Chief Financial Officer

Date May 13, 2003	/s/ Robert Hammond Robert Hammond Corporate Controller

CERTIFICATIONS*

I, C. William Zadel, Chairman of the Board and Chief Executive Officer of Mykrolis Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Mykrolis Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date May 13, 2003	/s/ C. William Zadel C. William Zadel Chairman of the Board and Chief Executive Officer

I, Bertrand Loy, Vice President and Chief Financial Officer of Mykrolis Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Mykrolis Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date May 13, 2003	/s/ Bertrand Loy Bertrand Loy Vice President and Chief Financial Officer

* Provide a separate certification for each principal executive officer and principal financial officer of the registrant.

See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.