Form 10-Q
period 2003-06-28
MYKROLIS CORP
filed 2003-08-08
CIK 1133082

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2003

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

Registrant’s telephone number, include area code (978) 436-6500

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

The Company had 39,872,654 shares of common stock outstanding as of August 1, 2003.

Mykrolis Corporation

INDEX TO FORM 10-Q

			Page No.
Part I.	Financial Information		3

Item 1.	Condensed Financial Statements		3

	Consolidated Statements of Operations—Three and Six Months Ended June 28, 2003 and June 30, 2002		3

	Consolidated Balance Sheets—June 28, 2003 and December 31, 2002		4

	Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)—Six Months Ended June 28, 2003		5

	Consolidated Statements of Cash Flows—Six Months Ended June 28, 2003 and June 30, 2002		6

	Notes to Consolidated Financial Statements		7

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition		13

Item 3.	Quantitative and Qualitative Disclosures about Market Risks		21

Item 4.	Controls and Procedures		21

Part II.	Other Information		22

Item 1.	Legal Proceedings		22

Item 4.	Submission of Matters to a Vote of Security Holders		22

Item 6.	Exhibits and Reports on Form 8-K		22

	Exhibits

	Exhibit 31	Certification Required by Rule 13a-14(a)

	Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 301 of the Sarbanes-Oxley Act of 2002

	Reports on Form 8-K

	Signatures		23

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Mykrolis Corporation

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2003	June 30, 2002	June 28, 2003	June 30, 2002
Net sales	$42,678	$48,537	$83,186	$84,245
Cost of sales	24,072	32,463	48,048	57,080

Gross profit	18,606	16,074	35,138	27,165
Research & development expenses	4,673	5,182	9,157	9,520
Selling, general & administrative expenses	16,187	16,902	32,539	34,748
Restructuring and other charges	1,757	—	1,757	—

Operating loss	(4,011)	(6,010)	(8,315)	(17,103)
Other income, net	1,174	1,815	1,834	1,867

Loss before income taxes	(2,837)	(4,195)	(6,481)	(15,236)
Income tax expense	2,698	2,570	4,411	3,970

Net loss	$(5,535)	$(6,765)	$(10,892)	$(19,206)

Basic and diluted loss per share	$(0.14)	$(0.17)	$(0.27)	$(0.49)
Shares used in computing basic and diluted loss per share	39,795	39,629	39,761	39,565

The accompanying notes are an integral part of the consolidated financial statements.

Mykrolis Corporation

Consolidated Balance Sheets

(In thousands, except per share data)

	June 28, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$67,828	$74,085
Accounts receivable (less allowance for doubtful accounts of $845 at June 28, 2003 and $1,224 at December 31, 2002)	38,567	39,971
Inventories	40,734	41,821
Deferred income taxes	786	786
Assets held for sale	—	72
Other current assets	3,935	4,088

Total current assets	151,850	160,823

Marketable securities	4,477	—
Restricted cash	1,775	1,608
Property, plant and equipment, net	71,943	74,833
Deferred income taxes	5,400	5,400
Goodwill	14,454	14,454
Other intangible assets (less accumulated amortization of $21,751 at June 28, 2003 and $20,947 at December 31, 2002)	4,473	4,949
Other assets	5,674	5,122

Total assets	$260,046	$267,189

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligation	$78	$78
Accounts payable	12,280	10,288
Accrued income taxes	13,651	9,416
Accrued other expenses	21,875	24,756

Total current liabilities	47,884	44,538

Long-term portion of capital lease obligation	93	131
Other liabilities	10,004	9,815
Minority interest	82	61
Commitments and contingencies (note 14)
Shareholders’ equity:
Preferred stock, par value $.01 per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 250,000,000 shares authorized:
39,812,528 and 39,723,648 shares issued and outstanding, respectively	398	397
Additional paid-in capital	320,582	320,061
Accumulated deficit	(104,243)	(93,351)
Accumulated other comprehensive loss	(14,754)	(14,463)

Total shareholders’ equity	201,983	212,644

Total liabilities and shareholders’ equity	$260,046	$267,189

The accompanying notes are an integral part of the consolidated financial statements.

Mykrolis Corporation

Consolidated Statements of Shareholders’ Equity

and Comprehensive Income (Loss)

(In thousands)

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Comprehensive Income (Loss)
	Shares	Amount
Balance December 31, 2002	39,724	$397	$320,061	$(93,351)	$(14,463)	$212,644
Issuance of common stock-employee stock purchase plan and exercise of stock options*	89	1	504	—	—	505
Stock-based compensation*	—	—	17	—	—	17
Net loss*	—	—	—	(10,892)	—	(10,892)	(10,892)
Foreign currency translations*	—	—	—	—	(272)	(272)	(272)
Unrealized loss on marketable securities*	—	—	—	—	(19)	(19)	(19)

Comprehensive loss							$(11,183)

Balance June 28, 2003	39,813	$398	$320,582	$(104,243)	$(14,754)	$201,983

The accompanying notes are an integral part of the consolidated financial statements.

*	Unaudited

Mykrolis Corporation

Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	Six months ended
	June 28, 2003	June 30, 2002
Cash flows from operating activities:
Net loss	$(10,892)	$(19,206)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Income on equity method investments	(362)	—
Depreciation and amortization	5,687	5,385
Restructuring and other charges	1,757	—
Stock-based compensation	—	1,103
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	1,481	(7,551)
Decrease in inventories	1,472	9,147
Decrease in accounts payable—Millipore Corporation	—	(2,024)
Increase in accounts payable	2,014	8,233
Increase in other operating assets	(178)	(1,429)
(Decrease) increase in other operating liabilities	(142)	2,687

Net cash provided by (used in) operating activities	836	(3,655)
Cash flows from investing activities:
Purchase of marketable securities	(4,477)	—
Additions to property, plant and equipment	(2,213)	(4,135)

Net cash used in investing activities	(6,690)	(4,135)
Cash flows from financing activities:
Assignment of restricted cash	—	(1,607)
Net transfers from Millipore Corporation	—	1,503
Payments under capital leases	(38)	—
Proceeds from issuance of common stock for employee stock purchase plan and stock option exercises	505	1,502

Net cash provided by financing activities	467	1,398
Effect of foreign exchange rates on cash and cash equivalents	(870)	671

Net decrease in cash and cash equivalents	(6,257)	(5,721)
Cash and cash equivalents at beginning of period	74,085	82,831

Cash and cash equivalents at end of period	$67,828	$77,110

The accompanying notes are an integral part of the consolidated financial statements.

Mykrolis Corporation

Notes to Consolidated Financial Statements

(In thousands except share and per share data)

1. Background and Basis of Presentation

Background

On October 3, 2000, Millipore Corporation (“Millipore”) announced its plan to spin-off its microelectronics business, which served the semiconductor industry and certain related industries with products needed to manufacture semiconductor devices as well as a range of other products that now comprises Mykrolis Corporation (“the Company”). On October 16, 2000, the Company was incorporated in Delaware as a wholly owned subsidiary of Millipore to receive Millipore’s microelectronics business and to be the spun-off company. Prior to March 31, 2001, the Company’s business was operated as a fully integrated business unit of Millipore. On March 31, 2001, Millipore transferred to the Company substantially all of the assets and liabilities associated with its microelectronics business (the “Separation”). The Company completed its initial public offering (“IPO”) of 7.0 million shares of common stock on August 9, 2001 receiving net proceeds of approximately $94.0 million, after deducting underwriting commissions and offering expenses. The Company retained $75.0 million of the net proceeds and paid the balance to Millipore as repayment of amounts outstanding as intercompany loans incurred by the Company in connection with the Separation. After the initial public offering, Millipore owned 32.5 million shares or approximately 82.3% of the Company’s total outstanding common stock. On February 27, 2002 (the “Distribution Date”), Millipore completed the spin-off of the Company through the distribution to its shareholders of all of the 32.5 million shares of the Company’s common stock owned by Millipore on that date. Effective February 28, 2002, the Company became a fully independent company.

Interim Financial Statements

The accompanying consolidated financial statements have been prepared in accordance with the rules of the Securities and Exchange Commission for interim financial statements and do not include all disclosures required by generally accepted accounting principles in the United States of America. The financial information included herein, other than the consolidated balance sheet as of December 31, 2002, has been prepared without audit. The consolidated balance sheet at December 31, 2002 has been derived from, but does not include all the disclosures contained in the audited consolidated financial statements for the year ended December 31, 2002. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10–K for the year ended December 31, 2002. The financial information as of June 28, 2003 and June 30, 2002 is unaudited, but includes all adjustments that management considers necessary for a fair presentation of the Company’s consolidated results of operations, financial position and cash flows. All of these adjustments are of a normal recurring nature. Results for the three and six-month periods ended June 28, 2003 are not necessarily indicative of results to be expected for the full fiscal year 2003 or for any other future periods.

2. Restructuring and Other Charges

During 2001, the Company initiated several worldwide cost-reduction programs in connection with the separation from Millipore, to improve its manufacturing asset utilization and to resize its overall cost structure in response to the semiconductor industry downturn. As a result, the Company recorded restructuring and other charges of $17,478 during 2001. These restructuring and other charges included $13,755 of employee severance costs for 358 employees, a $1,712 write-off of equipment and leasehold improvements and $2,011 of lease costs at the vacated Bedford, MA facility.

In addition, to further respond to the prolonged semiconductor industry downturn, during the fourth quarter of 2002 the Company recorded restructuring and other charges of $5,182. Of this amount, $1,708 related to employee severance cost for 42 employees, $1,683 of non-cash asset writedowns due to asset impairments and $1,791 of additional facility exit costs in Bedford, MA and Swindon, England. During 2002, several changes to prior estimates occurred resulting in the reversal of $1,638 in employee severance costs and a $1,638 increase in leasehold and other costs. These changes in estimate are primarily due to the higher than expected level of attrition of 55 employees, lower than expected severance benefits paid and continued deterioration in the real estate market conditions.

In the second quarter of 2003, the Company initiated an additional restructuring program to streamline its worldwide organization by eliminating 42 employees or approximately 4 percent of its permanent workforce and exited its service facility in Swindon, England. These actions were taken in accordance with the Company’s goal of achieving profitability in the near term despite the continued downturn in the semiconductor industry. As a result of these actions and in conjunction with changes in prior estimates, the Company recorded restructuring and other charges of $1,757. Of this amount, $1,176 related to employee severance costs, $39 to non-cash asset writedowns due to impairments, $267 to facility exit costs at the Swindon facility and $275 to a change in estimate of future costs associated with the vacated Bedford, MA facility.

As of June 28, 2003, the accrued restructuring costs totaled $5,257. Of this amount, $1,251 of employee severance costs for terminated employees will be paid by the end of the third quarter of 2003. The facilities-related costs of $4,006 will be substantially paid by the fourth quarter of 2005.

Below is a table summarizing the restructuring reserve activity for the year ended 2002 and the first six months of 2003:

	2003 Activity
	Balance December 31, 2002	2003 Expense	Cash Activity	Non- Cash Activity	Adjustments	Balance June 28, 2003
Workforce	$1,992	$1,176	$(1,900)	$(17)	$—	$1,251
Leasehold/Other	3,789	$542	(447)	122	—	4,006
Asset Impairment	—	$39	—	(39)	—	0

	$5,781	$1,757	$(2,347)	$66	$—	$5,257

	2002 Activity
	Balance December 31, 2001	2002 Expense	Cash Activity	Non- Cash Activity	Adjustments	Balance December 31, 2002
Workforce	$3,813	$1,708	$(1,891)	$—	$(1,638)	$1,992
Leasehold/Other	1,987	1,791	(1,627)	—	1,638	3,789
Asset Impairment	—	1,683	—	(1,683)	—	—

	$5,800	$5,182	$(3,518)	$(1,683)	$—	$5,781

3. Stock Plans

Options for the purchase of the Company’s stock have been granted to officers, directors and key employees under various nonqualified stock option agreements. The Company accounts for these grants under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is recorded as a charge to operations for options granted under those plans where the exercise price equals the market value of the underlying common stock on the date of grant. During the first quarter of 2002, the Company recognized $1,103 in stock based compensation expense comprised of $515 associated with the accelerated vesting of all restricted shares of Millipore common stock held by certain of the Company’s employees and $588 related to accelerated vesting of employee stock options in connection with the termination of two executives.

If the recognition provisions of FASB Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123, had been adopted, the effect on net loss and basic and diluted net loss per share would have been as follows:

	Three Months Ended		Six Months Ended
	June 28, 2003	June 30, 2002	June 28, 2003	June 30, 2002
Net loss, as reported	$(5,535)	$(6,765)	$(10,892)	$(19,206)
Add: stock-based compensation included in net loss, net of related tax effects	17	—	17	588
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,461)	(5,015)	(7,083)	(8,562)

Pro forma net loss	$(8,979)	$(11,780)	$(17,958)	$(27,180)

Earnings per share:
Basic and diluted-as reported	$(0.14)	$(0.17)	$(0.27)	$(0.49)
Basic and diluted-pro forma	$(0.23)	$(0.30)	$(0.45)	$(0.69)

4. Earnings Per Share

For the three months and six months ended June 2003 and 2002, basic and diluted loss per common share was calculated by dividing net loss by the weighted average number of common shares outstanding during the respective period. The weighted average basic and diluted shares outstanding calculation excluded those stock options for which the impact was antidilutive due to the Company’s net loss. The number of stock options that were antidilutive at June 28, 2003 and June 30, 2002 were 7,458,586 and 6,694,584, respectively.

As of June 28, 2003, Mykrolis had outstanding options to purchase an aggregate of 7,458,586 shares of its common stock at a weighted average price of $9.91. Of these options, options to purchase an aggregate of 2,891,820 shares at a weighted average price of $10.51 were fully vested and exercisable.

5. Other Intangible Assets

Components of the Company’s identifiable other intangible assets are as follows:

	June 28, 2003 unaudited		December 31, 2002
	Gross carrying Amount	Accumulated Amortization	Gross carrying Amount	Accumulated Amortization
Patents	$14,207	$10,467	$14,207	$10,007
Unpatented technology	8,505	8,262	8,505	8,019
Trademarks / tradenames	2,906	2,892	2,906	2,892
Other	606	130	278	29

	$26,224	$21,751	$25,896	$20,947

The Company recorded amortization expense for its other intangible assets of $432 and $444 for the three months ended June 28, 2003 and June 30, 2002, respectively, and $804 and $861 for the six months ended June 28, 2003 and June 30, 2002, respectively. Estimated amortization expense for the fiscal years 2003 to 2008 is $1,630, $1,135, $986, $819, $571 and $61, respectively.

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

Changes in the warranty reserves during the first six months of 2003 were as follows:

Balance at December 31, 2002	$1,566
Accruals for warranty during 2003	199
Accruals related to pre-existing warranties (including changes in estimate)	83
Settlements made during 2003	(392)

Balance at June 28, 2003	$1,456

7. Cash, cash equivalents and long-term marketable securities

The Company considers currency on hand, demand deposits, and all highly-liquid marketable securities with an original purchase maturity of three months or less to be cash and cash equivalents. The carrying amounts of cash and cash equivalents approximate estimated fair value because of the short maturities of those financial instruments. Cash equivalents at June 28, 2003 and December 31, 2002 were $67,828 and $74,085, respectively.

Long-term investments consist of high-grade corporate bonds that are more than twelve months in maturity. All long-term marketable securities have been classified as available-for-sale and are carried at fair market value. Unrealized gains or losses on the Company’s available-for-sale securities are included in accumulated other comprehensive loss as a component of shareholders’ equity.

8. Restricted Cash

The Company has provided cash collateral totaling $1,775 on standby letters of credit in connection with the lease for its corporate headquarters, research and development and manufacturing facility in Billerica and other security deposits. At June 28, 2003, this cash collateral was invested in U.S. federal agency securities, certificates of deposit and money market funds.

9. Other Income, Net

Other income is summarized below:

(unaudited)	Three Months Ended		Six Months Ended
	June 28, 2003	June 30, 2002	June 28, 2003	June 30, 2002
Gains on foreign currency transactions	$681	$1,411	$908	$1,023
Royalty income from Millipore	116	140	269	270
Income from equity method investments	230	—	362	—
Interest income and other	147	264	295	574

	$1,174	$1,815	$1,834	$1,867

10. Inventories

Inventories are summarized as follows:

	June 28, 2003	December 31, 2002
	(unaudited)
Raw materials	$31,302	$34,971
Work in process	7,997	7,318
Finished goods	22,310	21,382

	61,609	63,671
Inventory reserves	(20,875)	(21,850)

	$40,734	$41,821

11. Income Taxes

For the three months ended June 28, 2003, the Company recorded income tax expense of $2,698 with respect to certain foreign operations on a consolidated pre-tax loss of $2,837, yielding an effective tax rate of negative 95.1%. For the three months ended June 30, 2002, the Company recorded income tax expense of $2,570 with respect to certain foreign operations on a consolidated pre-tax loss of $4,195, yielding an effective tax rate of negative 61.3%. The income tax expense recorded during the second quarter of 2002 included $1.1 million in settlements resulting from foreign tax audits for which the Company is responsible under its tax sharing agreement with Millipore. The change in our effective tax rate for the quarter ended June 28, 2003 compared to the quarter ended June 30, 2002 resulted from changes in expected full year loss and the overall geographic mix of foreign operations income and loss.

For the six months ended June 28, 2003, the Company recorded income tax expense of $4,411 with respect to certain foreign operations on a consolidated pre-tax loss of $6,481 yielding an effective annual tax rate of negative 68.1%. For the six months ended June 30, 2002, the Company recorded income tax expense of $3,970 with respect to certain foreign operations on a consolidated pre-tax loss of $15,236, yielding an effective annual tax rate of negative 26.1%. The income tax expense recorded during the second quarter of 2002 included $1.1 million in settlements resulting from foreign tax audits for which the Company is responsible under its tax sharing agreement with Millipore. The change in our effective tax rate for the six months ended June 28, 2003 compared to the six months ended June 30, 2002 resulted from changes in expected full year loss and the overall geographic mix of foreign operations income and loss.

12. Business Segment Information

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

The Company attributes net sales to different geographic areas as presented in the table below.

	Three Months Ended		Six Months Ended
Net sales	June 28, 2003	June 30, 2002	June 28, 2003	June 30, 2002
	(unaudited)		(unaudited)
United States	$11,799	$15,839	$22,367	$28,926
Japan	14,571	16,889	29,523	27,511
Asia	11,825	10,879	22,445	19,189
Europe	4,483	4,930	8,851	8,619

Total net sales	$42,678	$48,537	$83,186	$84,245

13. Significant Customers and Concentration of Risk

Historically, the Company has relied on a limited number of customers for a substantial portion of its net sales. During the three and six month periods ended June 28, 2003, there was one customer who represented approximately 10% of revenues. For the three and six month periods ended June 30, 2002, one customer represented approximately 16% and 12% of revenues, respectively.

14. Commitments and Contingencies

The Company is subject to a number of claims and legal proceedings which, in the opinion of the Company’s management, are incidental to the Company’s normal business operations. In the opinion of the Company, although final settlement of these suits and claims may impact the Company’s financial statements in a particular period, they will not, in the aggregate, have a material adverse effect on the Company’s financial position, results of operations or cash flows.

On March 3, 2003 the Company filed a lawsuit against Pall Corporation in the United States District Court for the District of Massachusetts alleging infringement of two of the Company’s U.S. Patents by a fluid separation device known as the Pall Photo Kleen EZD-2 filter assembly manufactured and sold by the defendant. The Company’s lawsuit also seeks a preliminary injunction preventing the defendant from the manufacture, use, sale, offer for sale or importation into the U.S. of the infringing product. On March 24, 2003, the defendant filed an answer denying that its fluid separation device infringed the Company’s patents; defendant also filed a counterclaim seeking a dismissal of the Company’s lawsuit, a decree that the Company’s patents are invalid and/or not infringed and costs incurred in conducting the litigation. A hearing on the Company’s motion for a preliminary injunction and on claim construction of the Company’s patents that are the subject of the litigation was held on August 6—8, 2003.

15. Recently Issued Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” which provides the accounting requirements for retirement obligations associated with tangible long–lived assets. This Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The Company adopted SFAS 143 on January 1, 2003. The adoption of this pronouncement did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities”. SFAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. The Company adopted the provisions of SFAS 146 effective for exit or disposal activities initiated after December 31, 2002. The provisions of EITF No. 94-3 shall continue to apply for any exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to adoption of SFAS 146. The adoption of SFAS 146 changes, on a prospective basis, the timing of recording restructuring charges from the commitment date to when the liability is incurred.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are applicable for financial statements of interim periods ending after December 15, 2002. The Company adopted FIN 45 in the fourth quarter of 2002 and has included the new disclosure requirements in the Notes to the Consolidated Financial Statements (see Note 6).

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). This statement amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. The Company does not expect the adoption of SFAS 149, which will be effective for contracts entered into or modified after June 30, 2003, to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company will adopt the standard on July 1, 2003. The Company does not expect the adoption of SFAS 150 to have any impact on the Company’s consolidated results of operations, financial position or cash flows.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

You should read the following discussion of the Company’s financial condition and results of operations along with the consolidated financial statements and accompanying notes included herein. This discussion contains forward-looking statements and involves numerous risks and uncertainties, which are described under “Forward Looking Statements” below. The Company’s actual results may differ materially from those contained in any forward-looking statements.

Overview and Financial Condition

On October 3, 2000, Millipore announced its plan to spin-off its microelectronics business, which served the semiconductor industry and certain related industries with products needed to manufacture semiconductor devices as well as a range of other products that now comprises Mykrolis Corporation. On October 16, 2000, the Company was incorporated in Delaware as a wholly owned subsidiary of Millipore to receive Millipore’s microelectronics business and to be the spun-off company. Unless the context otherwise requires, the terms “Mykrolis”, “we”, “our”, or the “Company” mean Mykrolis Corporation and its subsidiaries and the term “Millipore” means Millipore Corporation and its subsidiaries when referring to periods prior to March 31, 2001 and Millipore Corporation and its subsidiaries other than Mykrolis when referring to periods subsequent to March 31, 2001. Prior to March 31, 2001, our business was operated as a fully integrated business unit of Millipore. On March 31, 2001, Millipore transferred to us substantially all of the assets and liabilities associated with its microelectronics business. We completed our initial public offering (“IPO”) of 7.0 million shares of common stock on August 9, 2001 receiving net proceeds of approximately $94.0 million, after deducting underwriting commissions and offering expenses. We retained $75.0 million of the net proceeds and paid the balance to Millipore as repayment of amounts outstanding as intercompany loans incurred by us in connection with the Separation. After the initial public offering, Millipore owned 32.5 million shares or approximately 82.3% of our total outstanding common stock. On February 27, 2002 (the “Distribution Date”), Millipore completed the spin-off of Mykrolis through the distribution to its shareholders of all of the 32.5 million shares of Mykrolis’ common stock owned by Millipore on that date. Mykrolis is now a fully independent company with 39.8 million shares of common stock outstanding at June 28, 2003.

In connection with our separation from Millipore, we entered into agreements with Millipore under which Millipore agreed to provide services to us during a transition period after the Separation date. The agreements related to facilities services, information technology services, distribution, accounting, finance and other services and arrangements. Under these agreements, we reimbursed Millipore for the cost of these services. The duration of each of the different transition service agreements varied depending on the anticipated time it would take for us to replace the service, but was generally for a one–year period. All of these transition service agreements expired without renewal, and we have been able to provide these services ourselves or through various third parties at costs at least as favorable as those paid to Millipore for these services. During the second quarter of 2003, we terminated the use of Millipore’s Information Technology (“IT”) Data Center, which had hosted our IT system operations since our separation from Millipore in accordance with our original transition service agreement. In addition, we have other agreements with Millipore for membrane manufacturing and supply, research and development, product distribution and contract manufacturing, generally for a five–year period ending March 31, 2006. The foregoing agreements do not necessarily reflect the costs of obtaining the services from unrelated third parties or of our providing the applicable services ourselves. However, we believe that purchasing these products and services from Millipore provides us with an efficient means of obtaining these products and services. In addition, we provide certain transition services to Millipore, for which we are reimbursed at our cost.

Critical Accounting Policies and Significant Judgments and Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our judgments and estimates, including those related to revenues, accounts receivable, inventories, long-lived assets and goodwill, deferred income tax assets, income tax contingencies, warranty obligations, restructuring charges, pension and other post-retirement benefit obligations, and litigation contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated financial statements. The Company has reviewed these policies with its Audit and Finance Committee.

Revenue

Our net sales consist of revenue from sales of products net of trade discounts and allowances. We recognize revenue when evidence of an arrangement exists, contractual obligations have been satisfied, title and risk of loss have been transferred to the customer and collection of the resulting receivable is reasonably assured. In the event significant post-shipment obligations or uncertainties remain, revenue is recognized when we fulfill such obligations or the uncertainties are resolved. We provide for estimated product returns under limited contractual obligations. Amounts billed to customers that relate to shipping costs are included in net sales and in cost of sales. Revenue from services is recognized when the services are provided. Our service revenue was less than 3.0% of total net sales for each of the periods reported.

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

Deferred Income Tax Assets

Our valuation allowance against the deferred income tax assets is based on our assessment of historical pre-tax income and projected pre-tax income for early future periods. In addition, there is no valuation allowance against the deferred income tax assets in foreign subsidiaries based on our assessment of historical pre-tax income and projected pre-tax income for early future periods. In the event the foreign subsidiaries do not generate sufficient pre-tax income as planned during 2003, we will need to re-evaluate whether it is more likely than not that certain deferred income tax assets in the foreign subsidiaries will be realized.

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

Warranty Obligations

At the time revenue is recognized, we provide for the estimated cost of product warranties as provided for under our contractual arrangements. The amount of these warranty costs is affected by product failure rates and service delivery costs incurred in correcting a product failure. Should such failure rates or costs differ from these estimates, accrued warranty costs would be adjusted in the period that such events or costs become known.

Restructuring Charges

During 2003, 2002 and 2001, we recorded significant charges to operations in connection with our restructuring programs. The related reserves reflect estimates, including those pertaining to severance costs and facility exit costs. We reassess the reserve requirements to complete each restructuring program at the end of each reporting period. Actual experience may be different from these estimates.

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

Results of Operations

We operate in one reportable business segment that develops, manufactures and sells consumables and capital equipment products to semiconductor fabrication companies and other companies using similar manufacturing processes, as well as OEM suppliers to those companies. The principal market we serve is the global semiconductor industry, a highly cyclical business. In the past two and a half years, this industry has experienced a downturn of unprecedented magnitude. As a result, we have experienced significant variations in net sales and results of operations in the periods presented.

Throughout 2002 and 2001, we have experienced and continue to experience weak demand for our liquid and gas delivery systems and components. However, semiconductor and related industry capacity utilization has shown signs of improvement in late 2002 and early 2003, which to some extent, benefited our consumable products. We believe, however, that the business environment remains uncertain. We have taken actions to reduce capital expenditures, operating costs and expenses in response to these uncertain business conditions, and we will continue to control our cost structure to align it with our near term revenue expectations and lower our break-even point.

Restructuring Costs

During 2001, we initiated several worldwide cost-reduction programs in connection with the separation from Millipore, to improve our manufacturing asset utilization and to resize our overall cost structure in response to the semiconductor industry downturn. As a result, we recorded restructuring and other charges of $17.5 million during 2001. These restructuring and other charges included $13.8 million of employee severance costs for 358 employees, a $1.7 million write-off of equipment and leasehold improvements and $2.0 million of lease costs at our vacated Bedford, MA facility.

In addition, to further respond to the prolonged semiconductor industry downturn, during the fourth quarter of 2002 we recorded restructuring and other charges of $5.2 million. Of this amount, $1.7 million related to employee severance cost for 42 employees, $1.7 million of non-cash asset writedowns due to asset impairments and $1.8 million of additional facility exit costs in Bedford, MA and Swindon, England. During 2002, several changes to prior estimates occurred resulting in the reversal of $1.6 million in employee severance costs and a $1.6 million increase in leasehold and other costs. These changes in estimate are primarily due to the higher than expected level of attrition of 55 employees, lower than expected severance benefits paid and continued deterioration in the real estate market conditions.

In the second quarter of 2003, we initiated an additional restructuring program to streamline our worldwide organization by eliminating 42 employees or approximately 4 percent of our permanent workforce and exited our service facility in Swindon, England. These actions were taken in order to reach profitability in the near term despite the continued downturn in the semiconductor industry. As a result of these actions and in conjunction with changes in prior estimates, we recorded restructuring and other charges of $1.8 million. Of this amount, $1.2 million related to employee severance costs, $0.3 million to facility exit costs at the Swindon facility and $0.3 million to a change in estimate of future costs associated with the vacated Bedford, MA facility. As of June 28, 2003, the accrued restructuring costs totaled $5.3 million. Of this amount, $1.3 million in severance costs for terminated employees will be paid by the end of the third quarter of 2003. The facilities-related costs of $4.0 million will be substantially paid by the fourth quarter of 2005. These second quarter 2003 programs are expected to generate annual cost savings of approximately $2.2 million.

Three months ended June 28, 2003 compared to three months ended June 30, 2002

Net Sales

Net sales were $42.7 million for the three months ended June 28, 2003, which represented a 12.0%, or $5.8 million, decrease from the three months ended June 30, 2002. The decrease in revenue during the second quarter 2003 versus the second quarter 2002 was primarily attributable to a decrease in equipment product sales. This is a result of lower capital spending at semiconductor fabrication plants. The two geographical areas most affected by this trend were the United States and Japan where we conduct most of our business with toolmakers. Our equipment product lines represented, in aggregate, 28% and 37% of our worldwide revenues for the three months ended June 28, 2003 and June 30, 2002, respectively. Improved front-end capacity utilization rates at most of our major Asian customers’ manufacturing sites, benefited our consumable product lines in Asia. Stronger foreign exchange rates increased sales by approximately $2.0 million in the 2003 period compared to the 2002 period primarily due to a weaker U.S. dollar versus Japanese Yen and Euro.

Sales by geography are summarized in the table below.

Net Sales	In millions of U.S. Dollars		As a Percentage of Total Net Sales
	Three Months Ended		Three Months Ended
	June 28, 2003	June 30, 2002	June 28, 2003	June 30, 2002
	(unaudited)		(unaudited)
United States	$11.8	$15.8	27.7%	32.6%
Japan	14.6	16.9	34.1	34.9
Asia	11.8	10.9	27.7	22.5
Europe	4.5	4.9	10.5	10.0

Total	$42.7	$48.5	100.0%	100.0%

Gross Profit Margins

Our gross profit as a percentage of net sales was 43.6% for the three months ended June 28, 2003, as compared to 33.1% for the three months ended June 30, 2002. Gross profit was positively impacted by the completion of several programs to relocate and restructure manufacturing and distribution operations, lower excess and obsolete inventory charges and the change in product mix. Efficiency gains in manufacturing and distribution operations contributed approximately $2.3 million to the improvement in gross profit during the three months ended June 30, 2003. In addition, during the three months ended June 30, 2002, we recorded a net charge of $0.9 million of excess and obsolete inventory reserves to account for depressed market conditions versus $0.1 million during the three months ended June 28, 2003. Lastly, our consumable products represented, in aggregate, approximately 72% and 63% of our worldwide revenues for the three months ended June 28, 2003 and June 30, 2002, respectively.

Operating Expenses

Research and development expenses were $4.7 million in the three months ended June 28, 2003 a decrease of 9.8% or $0.5 million compared to $5.2 million for the three months ended June 30, 2002. The decrease is mostly due to the timing of spending on key R&D project materials. Despite the uncertainties of the current business environment, we continue to fund research and development on targeted programs to ensure that our products meet customers’ needs for future semiconductor manufacturing processes.

Selling, general and administrative expenses decreased 4.2% or $0.7 million, to $16.2 million for the three months ended June 28, 2003 compared to $16.9 million in the three months ended June 30, 2002. This decrease is attributable to cost savings resulting from restructuring programs initiated in the fourth quarter of 2002 as well as additional actions to reduce discretionary spending. Included in these expenses are non-recurring separation related costs and expenses of $0.3 million and $0.6 million for the three months ended June 28, 2003 and June 30, 2002, respectively.

Other Income—net

Other income, net decreased $0.6 million, to $1.2 million for the three months ended June 28, 2003 from $1.8 million for the three months ended June 30, 2002. The decrease was largely due to a reduction in gains on foreign currency transactions of $0.7 million, lower interest income of $0.1 million, offset by an increase of $0.2 million on investments in entities accounted for under the equity method.

Income Tax Expense

For the three months ended June 28, 2003, we recorded income tax expense of $2,698 with respect to certain foreign operations on a consolidated pre-tax loss of $2,837, yielding an effective tax rate of negative 95.1%. For the three months ended June 30, 2002, we recorded income tax expense of $2,570 with respect to certain foreign operations on a consolidated pre-tax loss of $4,195, yielding an effective tax rate of negative 61.3%. The income tax expense during the 2002 period included $ 1.1 million in settlements resulting from foreign tax audits for which the Company is responsible under its tax sharing agreement with Millipore. The change in our effective tax rate for the quarter ended June 28, 2003 compared to the quarter ended June 30, 2002 resulted from changes in expected full year loss and the overall geographic mix of foreign operations income and loss.

Six months ended June 28, 2003 compared to six months ended June 30, 2002

Net Sales

Net sales were $83.2 million for the six months ended June 28, 2003, which represented a 1.3%, or $1.0 million, decrease from the six months ended June 30, 2002. The decrease in revenue was primarily attributable to a decrease in our equipment product sales. This is a result of lower capital spending at semiconductor fabrication plants. Our equipment products represented, in aggregate, 28% and 34% of our worldwide revenues for the six months ended June 28, 2003 and June 30, 2002, respectively. Improved front-end capacity utilization rates at most of our major Asian customers’ manufacturing sites, benefited our consumable product lines in Asia. Stronger foreign exchange rates increased sales by approximately $4.8 million in the 2003 period compared to the 2002 period primarily due to a weaker U.S. dollar versus Japanese Yen and Euro.

Sales by geography are summarized in the table below.

Net Sales	In millions of U.S. Dollars		As a Percentage of Total Net Sales
	Six Months Ended		Six Months Ended
	June 28, 2003	June 30, 2002	June 28, 2003	June 30, 2002
	(unaudited)		(unaudited)
United States	$22.4	$28.9	26.9%	34.3%
Japan	29.5	27.5	35.5	32.7
Asia	22.4	19.2	27.0	22.8
Europe	8.9	8.6	10.6	10.2

Total	$83.2	$84.2	100.0%	100.0%

Gross Profit Margins

Our gross profit as a percentage of net sales was 42.2% for the six months ended June 28, 2003 as compared to 32.3% for the six months ended June 30, 2002. Gross profit was positively impacted by the completion of several programs to relocate and restructure manufacturing and distribution operations, lower excess and obsolete inventory charges and the change in product mix. Efficiency gains in manufacturing and distribution operations contributed approximately $2.3 million to the improvement in gross profit during the six months ended June 30, 2003. In addition, during the six months ended June 30, 2002, we recorded a net charge of $3.6 million of excess and obsolete inventory reserves to account for depressed market conditions versus $ 0.1 million during the six months ended June 28, 2003. Lastly, our consumable products represented, in aggregate, 72% and 66% of our worldwide revenues for the six months ended June 28, 2003 and June 30, 2002, respectively.

Operating Expenses

Research and development expenses were $9.2 million in the six months ended June 28, 2003 a decrease of 3.8% or $0.3 million compared to $9.5 million for the six months ended June 30, 2002. The decrease is mostly due to the timing of spending on key R&D project materials. Despite the uncertainties of the current business environment, we continue to fund research and development on targeted programs to ensure that our products meet customers’ needs for future semiconductor manufacturing processes.

Selling, general and administrative expenses decreased 6.4% or $2.2 million, to $32.5 million for the six months ended June 28, 2003 compared to $34.7 million in the six months ended June 30, 2002. This decrease was the result of 2003 and 2002 restructuring initiatives as well as additional actions to reduce discretionary spending. Included in these expenses are non-recurring separation related costs and expenses of $0.4 million and $1.1 million for the six months ended June 28, 2003 and June 30, 2002, respectively.

Other Income—net

Other income, net decreased $0.1 million, to $1.8 million for the six months ended June 28, 2003 from $1.9 million for the six months ended June 30, 2002. The decrease was due to a reduction in gains on foreign currency transactions of $0.1 million, lower interest income of $0.3 million, offset by an increase of $0.3 million on investments in entities accounted for under the equity method.

Income Tax Expense

For the six months ended June 28, 2003, we recorded income tax expense of $4,411 with respect to certain foreign operations on a consolidated pre-tax loss of $6,481 yielding an effective annual tax rate of negative 68.1%. For the six months ended June 30, 2002, we recorded income tax expense of $3,970 with respect to certain foreign operations on a consolidated pre-tax loss of $15,236, yielding an effective annual tax rate of negative 26.1%. The income tax expense during the 2002 period includes $ 1.1 million in settlements resulting from foreign tax audits for which the Company is responsible under its tax sharing agreement with Millipore. The decrease in our effective tax rate for the six months ended June 28, 2003 compared to the six months ended June 30, 2002 resulted from changes in expected full year losses and the overall geographic mix of foreign operations income and loss.

Liquidity and Capital Resources

During the six months ended June 28, 2003, we generated $0.8 million of cash from operations as compared to net cash used by operations of $3.7 million during the six months ended June 30, 2002. The improvement in net cash from operations is primarily attributable to the reduced net loss and favorable changes in working capital in the six months ended June 28, 2003 in comparison with the six months ended June 30, 2002. Cash provided by operating activities during the six months ended June 28, 2003 was derived primarily from our net loss of $10.9 million offset by the increase in accounts payable of $2.0 million, a decrease in inventory of $1.5 million, a decrease in accounts receivable of $1.5 million and non-cash charges for depreciation and amortization of $5.7 million, and restructuring and other charges of $1.7 million. The net cash used in operating activities during the six months ended June 30, 2002 resulted primarily from our net loss of $19.2 million and the increase in accounts receivable of $7.6 million, offset by the decrease in inventory of $9.1 million, the increase in accounts payable of $8.2 million, and non-cash charges for depreciation and amortization of $5.4 million. Net working capital (defined as current assets minus current liabilities) at June 28, 2003 totaled $103.9 million including $67.8 million in cash and cash equivalents.

Over the past two years, our principal cash requirements have been to fund our operations and additions to property, plant and equipment that supported our separation from Millipore. During the six months ended June 28, 2003, cash flows used for additions to property, plant and equipment were $2.1 million compared to $4.1 million during the six months ended June 30, 2002. Most of our separation-related programs have now been completed and we believe that our future quarterly capital expenditure levels will be between $1 million and $2 million. We expect our total capital expenditures for 2003 to be approximately $6 million to $7 million. In addition, during the six months ended June 28, 2003, we used $4.5 million for the purchase of long-term marketable securities as we began investing in longer-term high-grade instruments.

During the six months ended June 28, 2003, cash flows provided by financing activities were derived from $0.5 million from the issuance of common stock related to the exercise of employee stock options and the employee stock purchase plan. Cash flows provided by financing activities for the six months ended June 30, 2002 were $1.4 million and resulted from net transfers of $1.5 million from Millipore as reimbursement of expenses and $1.5 million generated by the issuance of 155,000 shares of common stock under our employee stock purchase and stock option plans. This was offset by $1.6 million in cash collateratization related to a security deposit under a lease for our corporate headquarters, research and development and manufacturing facility and other security deposits.

Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of our business and some of which arise from uncertainties related to global economies. We believe that our cash, cash equivalents and long-term marketable securities together with expected cash collections from existing trade receivables will be sufficient to satisfy our working capital, capital expenditure, restructuring and research and development requirements and other commitments for the next twelve months. We expect that our cash flow needs beyond this twelve-month period will be satisfied through cash flow generated from operations.

We regularly assess potential acquisitions of technologies or businesses of strategic value to us. While we believe that current cash balances and cash flow from operations would be adequate to fund a limited number of small acquisitions, in the event that we undertook a major acquisition, or series of small acquisitions we may require additional capital. Any such transactions may affect our future liquidity and capital needs.

Under accounting principles generally accepted in the United States of America, certain obligations and commitments are not required to be included in the consolidated balance sheet and statement of operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on liquidity. The following commitments as of June 28, 2003 have not been included in the consolidated balance sheet and statement of operations included under Part 1 “Financial Information”, however, they have been disclosed in the following table in order to provide a more accurate picture of our financial position and liquidity.

	Payments Due by Period (In millions)
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases	$53.8	$8.6	$23.0	$7.5	$14.7

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

Recently Issued Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” which provides the accounting requirements for retirement obligations associated with tangible long–lived assets. This Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. We adopted SFAS 143 on January 1, 2003. The adoption of this pronouncement did not have a material impact on our consolidated results of operations, financial position or cash flows.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities”. SFAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. We adopted the provisions of SFAS 146 effective for exit or disposal activities initiated after December 31, 2002. The provisions of EITF No. 94-3 shall continue to apply for any exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to adoption of SFAS 146. The adoption of SFAS 146 changes, on a prospective basis, the timing of recording restructuring charges from the commitment date to when the liability is incurred.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are applicable for financial statements of interim periods ending after December 15, 2002. We adopted FIN 45 in the fourth quarter of 2002 and have included the new disclosure requirements in the Notes to the Consolidated Financial Statements (see Note 6 included in the accompanying financial statements).

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

In January 2003, the FASB issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities, an interpretation of ARB 51” (“FIN 46”). FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights called “variable interest entities” or “VIEs” and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. Certain transitional disclosures are required in financial statements initially issued after January 31, 2003, if it is reasonably possible that once this guidance is effective the enterprise will either be required to consolidate a variable interest entity or will hold a significant variable interest in a variable interest entity. We do not have any equity interests that would change its current reporting or require additional disclosures outlined in FIN 46.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). This statement amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. We do not expect the adoption of SFAS 149, which will be effective for contracts entered into or modified after June 30, 2003, to have a material impact on our consolidated results of operations, financial position or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We will adopt the standard on July 1, 2003. We do not expect the adoption of SFAS 150 to have any impact on our consolidated results of operations, financial position or cash flows.

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

When used herein or in such statements, the words “anticipate”, “believe”, “estimate”, “expect”, “may”, “will”, “should” or the negative thereof and similar expressions as they relate to Mykrolis, its business or its management are intended to identify such forward-looking statements. Potential risks and uncertainties that could affect Mykrolis’ future operating results include: further deterioration in our revenues due to a prolonged downturn in the semiconductor industry; the reduction in orders from our key customers, who are likewise adversely impacted by the downturn in the semiconductor industry and which account for a large percentage of our sales; delays, disruptions or start up inefficiencies in the transfer of the production of our products to our new manufacturing facility; increased competition in our industry resulting in downward pressure on prices and reduced margins; increased costs associated with building out our business infrastructure in connection with our separation from Millipore; as well as those risks described under the headings “Risks Relating to our Business and Industry”, “Risks Related to our Separation from Millipore” and “Risks Related to Securities Markets and Ownership of Our Common Stock” in Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, and assets and liabilities denominated in currencies other than the U.S. dollar. We sell our products in many countries and a substantial portion of our net sales and a portion of our costs and expenses are denominated in foreign currencies. Approximately 73% of our net sales for the six months ended June 28, 2003 were derived from customers located outside of the U.S., principally in Asia and Japan. This exposes us to risks associated with changes in foreign currency that can adversely impact revenues, net income and cash flow. In addition, we are potentially subject to concentrations of credit risk, principally in accounts receivable, as historically we have relied on a limited number of customers for a substantial portion of our net sales. We perform ongoing credit evaluations of our customers and we generally do not require collateral. Our major customers are large, well-established microelectronics companies that have historically paid their account balances in a timely manner. We do not currently hold derivative financial instruments and continue to evaluate our future hedging strategy.

Item 4. Controls and Procedures

The Company’s Chairman and Chief Executive Officer, C. William Zadel, and Vice President and Chief Financial Officer, Bertrand Loy, performed an evaluation of the effectiveness of the Company’s Disclosure Controls and Procedures (as that term is defined in Rule 13a-15(e) under the Securities Exchange of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, Messrs. Zadel and Loy concluded that the Company’s Disclosure Controls and Procedures were effective.

During the second quarter of 2003, the Company completed the installation of the Oracle Corporation (“Oracle”) 11i Enterprise Resource Planning (“ERP”) system for the Company’s European operations. The Company also implemented Oracle’s 11i financial information consolidation system in the United States of America for its global operations. The Company’s Asian, Japanese and North American operations have been operating under the Oracle 11i ERP system for several quarters and the European installation represented the final step in the Company’s worldwide conversion to the Oracle 11i platform. In addition, the Company terminated the use of the Millipore Corporation Information Technology (“IT”) Data Center, which had hosted the Company’s IT system operations since its separation from Millipore. The Company is running all its IT systems through its own data center located at its Billerica, MA headquarters. Other than these changes in the Company’s IT environment, during the quarterly period ended June 28, 2003, there have been no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments in the patent litigation as previously reported in Part II, Item 1 of the Company’s Form 10-Q Report for the period ended March 29, 2003; see also Part I, Item 1, Note 14 of the Notes to Consolidated Financial Statements on page 11 of this Report.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Stockholders of the Company was held on April 24, 2003. The only item submitted to the vote of security holders at that meeting was the election of two nominees as Class III directors each to a three year term expiring at the 2006 Annual Meeting of Stockholders. As of the record date for this meeting, March 14, 2003, there were 39,725,005 shares of the Company’s Common Stock issued and outstanding; proxies representing 33,830,405 shares were received. Set forth below is a tabulation of the votes cast for, against or withheld as well as broker non-votes and/or abstentions with respect to each nominee:

Nominee	For	Withheld	Abstention/Non Votes
Michael A. Bradley	33,304,916	525,489	5,894,600
C. William Zadel	33,674,019	156,386	5,894,600

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits

The following exhibits are filed with:

	Exhibit 31.1	Certification Required by Rule 13a-14(a) by C. William Zadel

	Exhibit 31.2	Certification Required by Rule 13a-14(a) by Bertrand Loy

The following exhibit is furnished as an exhibit to the report in accordance with Rules 13a – 14 and 15d – 14:

	Exhibit 32.1	Certification of Chief Executive Officer and of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 301 of the Sarbanes-Oxley Act of 2002

b.	Reports on Form 8-K

Report on Form 8-K, dated April 22, 2003, furnishing Item 9 and 12 disclosure with respect to a press release announcing earnings for the first quarter of fiscal year 2003.

Report on Form 8-K, dated May 21, 2003, furnishing Item 9 disclosure with respect to a press release confirming earlier guidance for the second quarter of fiscal year 2003. earnings for the first quarter of fiscal year 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MYKROLIS CORPORATION

Registrant

Date August 8, 2003	/s/ Bertrand Loy
Bertrand Loy
Vice President and Chief Financial Officer

Date August 8, 2003	/s/ Robert Hammond
Robert Hammond
Corporate Controller