Form 10-Q
period 2003-09-27
MYKROLIS CORP
filed 2003-11-03
CIK 1133082

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2003

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

The Company had 40,335,672 shares of common stock outstanding as of October 28, 2003.

Mykrolis Corporation

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Mykrolis Corporation

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Net sales	$44,529	$47,740	$127,715	$131,985
Cost of sales	24,383	29,628	72,431	86,708

Gross profit	20,146	18,112	55,284	45,277
Research & development expenses	4,362	5,133	13,519	14,653
Selling, general & administrative expenses	15,712	18,719	48,251	53,467
Restructuring and other charges	532	—	2,289	—

Operating loss	(460)	(5,740)	(8,775)	(22,843)
Other income (expense), net	(184)	4	1,650	1,871

Loss before income taxes	(644)	(5,736)	(7,125)	(20,972)
Income tax expense (benefit)	224	(1,400)	4,635	2,570

Net loss	$(868)	$(4,336)	$(11,760)	$(23,542)

Basic and diluted loss per share	$(0.02)	$(0.11)	$(0.30)	$(0.59)
Shares used in computing basic and diluted loss per share	39,874	39,655	39,799	39,595

The accompanying notes are an integral part of the consolidated financial statements.

Mykrolis Corporation

Consolidated Balance Sheets

(In thousands, except per share data)

	September 27, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$61,566	$74,085
Accounts receivable (less allowance for doubtful accounts of $874 at September 27, 2003 and $1,224 at December 31, 2002)	41,651	39,971
Inventories	40,756	41,821
Deferred income taxes	786	786
Assets held for sale	—	72
Other current assets	6,322	4,088

Total current assets	151,081	160,823
Marketable securities	14,362	—
Restricted cash	1,780	1,608
Property, plant and equipment, net	70,759	74,833
Deferred income taxes	5,816	5,400
Goodwill	14,454	14,454
Other intangible assets (less accumulated amortization of $22,066 at September 27, 2003 and $20,947 at December 31, 2002)	3,834	4,949
Other assets	5,892	5,122

Total assets	$267,978	$267,189

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligation	$78	$78
Accounts payable	11,807	10,288
Accrued income taxes	13,875	9,416
Accrued other expenses	24,176	24,756

Total current liabilities	49,936	44,538
Long-term portion of capital lease obligation	74	131
Other liabilities	10,672	9,815
Minority interest	67	61
Commitments and contingencies (note 14)
Shareholders’ equity:
Preferred stock, par value $.01 per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 250,000,000 shares authorized: 39,912,982 and 39,723,648 shares issued and outstanding, respectively	399	397
Additional paid-in capital	321,539	320,061
Accumulated deficit	(105,111)	(93,351)
Accumulated other comprehensive loss	(9,598)	(14,463)

Total shareholders’ equity	207,229	212,644

Total liabilities and shareholders’ equity	$267,978	$267,189

The accompanying notes are an integral part of the consolidated financial statements.

Mykrolis Corporation

Consolidated Statements of Shareholders’ Equity

and Comprehensive Income (Loss)

(In thousands)

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Comprehensive Income (Loss)
	Shares	Amount
Balance December 31, 2002	39,724	$397	$320,061	$(93,351)	$(14,463)	$212,644
Issuance of common stock-employee stock purchase plan and exercise of stock options*	189	2	1,461	—	—	1,463
Stock-based compensation*	—	—	17	—	—	17
Net loss*	—	—	—	(11,760)	—	(11,760)	(11,760)
Foreign currency translations*	—	—	—	—	4,901	4,901	4,901
Unrealized loss on marketable securities*	—	—	—	—	(36)	(36)	(36)

Comprehensive loss*							$(6,895)

Balance September 27, 2003*	39,913	$399	$321,539	$(105,111)	$(9,598)	$207,229

*	Unaudited

The accompanying notes are an integral part of the consolidated financial statements.

Mykrolis Corporation

Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended
	September 27, 2003	September 28, 2002
Cash flows from operating activities:
Net loss	$(11,760)	$(23,542)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Income on investments	(445)	(58)
Depreciation and amortization	8,392	9,066
Restructuring and other charges	2,289	—
Impairment of assets	148	—
Stock-based compensation	—	1,103
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	33	(3,897)
Decrease in inventories	2,294	8,514
Decrease in accounts payable—Millipore Corporation	—	(1,929)
Increase in accounts payable	1,140	13,560
Decrease (increase) in other operating assets	654	(951)
Increase in other operating liabilities	2,560	6,870

Net cash provided by operating activities	5,305	8,736
Cash flows from investing activities:
Purchase of marketable securities	(14,477)	—
Deposit relating to purchase of intellectual property	(3,002)	—
Additions to property, plant and equipment	(2,867)	(13,313)

Net cash used in investing activities	(20,346)	(13,313)
Cash flows from financing activities:
Assignment of restricted cash	—	(1,608)
Net transfers from Millipore Corporation	—	1,770
Payments under capital leases	(57)	(6)
Proceeds from issuance of common stock for employee stock purchase plan and stock option exercises	1,463	1,504

Net cash provided by financing activities	1,406	1,660
Effect of foreign exchange rates on cash and cash equivalents	1,116	240

Net decrease in cash and cash equivalents	(12,519)	(2,677)
Cash and cash equivalents at beginning of period	74,085	82,831

Cash and cash equivalents at end of period	$61,566	$80,154

The accompanying notes are an integral part of the consolidated financial statements.

Mykrolis Corporation

Notes to Consolidated Financial Statements

(In thousands except share and per share data)

1. Background and Basis of Presentation

Background

On October 3, 2000, Millipore Corporation (“Millipore”) announced its plan to spin-off its microelectronics business, which served the semiconductor industry and certain related industries with products needed to manufacture semiconductor devices as well as a range of other products that now comprises Mykrolis Corporation (“the Company”). On October 16, 2000, the Company was incorporated in Delaware as a wholly owned subsidiary of Millipore to receive Millipore’s microelectronics business and to be the spun-off company. Prior to March 31, 2001, the Company’s business was operated as a fully integrated business unit of Millipore. On March 31, 2001, Millipore transferred to the Company substantially all of the assets and liabilities associated with its microelectronics business (the “Separation”). The Company completed its initial public offering of 7.0 million shares of common stock on August 9, 2001 receiving net proceeds of approximately $94.0 million, after deducting underwriting commissions and offering expenses. The Company retained $75.0 million of the net proceeds and paid the balance to Millipore as repayment of amounts outstanding as intercompany loans incurred by the Company in connection with the Separation. After the initial public offering, Millipore owned 32.5 million shares or approximately 82.3% of the Company’s total outstanding common stock. On February 27, 2002 (the “Distribution Date”), Millipore completed the spin-off of the Company through the distribution to its shareholders of all of the 32.5 million shares of the Company’s common stock owned by Millipore on that date. Effective February 28, 2002, the Company became a fully independent company.

Interim Financial Statements

The accompanying consolidated financial statements have been prepared in accordance with the rules of the Securities and Exchange Commission for interim financial statements and do not include all disclosures required by generally accepted accounting principles in the United States of America. The financial information included herein, other than the consolidated balance sheet at December 31, 2002, has been prepared without audit. The consolidated balance sheet at December 31, 2002 has been derived from, but does not include all the disclosures contained in the audited consolidated financial statements for the year ended December 31, 2002. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10–K for the year ended December 31, 2002. The financial information as of September 27, 2003 and September 28, 2002 is unaudited, but includes all adjustments that management considers necessary for a fair presentation of the Company’s consolidated results of operations, financial position and cash flows. All of these adjustments are of a normal recurring nature. Results for the three and nine-month periods ended September 27, 2003 are not necessarily indicative of results to be expected for the full fiscal year 2003 or for any other future periods.

2. Restructuring and Other Charges

During 2001, the Company initiated several worldwide cost-reduction programs in connection with the separation from Millipore, to improve its manufacturing asset utilization and to resize its overall cost structure in response to the semiconductor industry downturn. As a result, the Company recorded restructuring and other charges of $17,478 during 2001. These restructuring and other charges included $13,755 of severance costs for 358 employees, a $1,712 write-off of equipment and leasehold improvements and $2,011 of lease costs at the vacated Bedford, MA facility.

In addition, to further respond to the prolonged semiconductor industry downturn, during the fourth quarter of 2002 the Company recorded restructuring and other charges of $5,182. Of this amount, $1,708 related to severance costs for 42 employees, $1,683 of non-cash asset writedowns due to asset impairments and

Mykrolis Corporation

Notes to Consolidated Financial Statements—(Continued)

(In thousands except share and per share data)

$1,791 of additional facility exit costs in Bedford, MA and Swindon, England. During 2002, several changes to prior estimates occurred resulting in the reversal of $1,638 in accrued employee severance costs and a charge of $1,638 for additional facility exit costs. These changes in estimate were primarily due to the higher than expected level of attrition of 55 employees, lower than expected severance benefits paid and continued deterioration in the real estate market conditions.

In the second quarter of 2003, the Company initiated an additional restructuring program to streamline its worldwide organization by eliminating 42 positions or approximately 4 percent of its permanent workforce and exited its service facility in Swindon, England. These actions were taken in accordance with the Company’s goal of achieving profitability in the near term despite the continued downturn in the semiconductor industry. Because of these actions and in conjunction with changes in prior estimates, the Company recorded restructuring and other charges of $1,757. Of this amount, $1,176 related to employee severance costs, $39 to non-cash asset writedowns due to impairments, $267 to facility exit costs at the Swindon facility and $275 to a change in estimate of future costs associated with the vacated Bedford, MA facility.

In the third quarter of 2003, the Company recorded additional restructuring and other charges of $532 for non-cash write offs of machinery and leasehold improvements. These charges related to changes in estimate for prior restructuring programs associated with the closing of certain service centers and relocation of manufacturing operations.

As of September 27, 2003, the accrued restructuring costs totaled $4,358. Of this amount, $687 of severance costs for terminated employees will be paid by the end of the first quarter of 2005. The facility exit costs of $3,671 will be substantially paid by the fourth quarter of 2005.

Below is a table summarizing the restructuring reserve activity for the year ended 2002 and the first nine months of 2003:

	2003 Activity
	Balance December 31, 2002	2003 Expense	Cash Activity	Non- Cash Activity	Adjustments	Balance September 27, 2003
Workforce	$1,992	$1,176	$(2,464)	$(17)	$—	$687
Leasehold/Other	3,789	542	(851)	191	—	3,671
Asset Impairment	—	571	—	(571)	—	—

	$5,781	$2,289	$(3,315)	$(397)	$—	$4,358

	2002 Activity
	Balance December 31, 2001	2002 Expense	Cash Activity	Non- Cash Activity	Adjustments	Balance December 31, 2002
Workforce	$3,813	$1,708	$(1,891)	$—	$(1,638)	$1,992
Leasehold/Other	1,987	1,791	(1,627)	—	1,638	3,789
Asset Impairment	—	1,683	—	(1,683)	—	—

	$5,800	$5,182	$(3,518)	$(1,683)	$—	$5,781

Mykrolis Corporation

Notes to Consolidated Financial Statements—(Continued)

(In thousands except share and per share data)

3. Stock Plans

Options for the purchase of the Company’s stock have been granted to officers, directors and key employees under various nonqualified stock option agreements. The Company accounts for these grants under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is recorded as a charge to operations for options granted under those plans where the exercise price equals the market value of the underlying common stock on the date of grant. During the first quarter of 2002, the Company recognized $1,103 in stock based compensation expense comprised of $515 associated with the accelerated vesting of all restricted shares of Millipore common stock held by certain employees of the Company and $588 related to the accelerated vesting of employee stock options in connection with the termination of two executives.

If the recognition provisions of FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123, had been adopted, the effect on net loss and basic and diluted net loss per share would have been as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Net loss, as reported	$(868)	$(4,336)	$(11,760)	$(23,542)
Add: stock-based compensation included in net loss, net of related tax effects	—	—	17	588
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,588)	(5,043)	(10,536)	(13,379)

Pro forma net loss	$(4,456)	$(9,379)	$(22,279)	$(36,333)

Earnings per share:
Basic and diluted-as reported	$(0.02)	$(0.11)	$(0.30)	$(0.59)
Basic and diluted-pro forma	$(0.11)	$(0.24)	$(0.56)	$(0.92)

During the third quarter of 2003, the Company established the 2003 Employment Inducement and Acquisition Stock Option Plan (the “Employment Inducement Plan”). The Employment Inducement Plan provides for the issuance of stock options and other stock-based awards to newly-hired employees and to employees of companies acquired by the Company. The Employment Inducement Plan has a term of ten years. Options granted under the Employment Inducement Plan have a maximum term of ten years and an exercise price equal to the fair market value of the Company’s common stock on the date of grant. The Board of Directors determines other terms of option grants including, number of shares, restrictions and the vesting period. The Employment Inducement Plan reserves 350,000 shares of common stock. The number of reserved shares automatically increases annually by 0.25% of the number of shares of common stock outstanding on the date of the Annual Meeting of Stockholders unless otherwise determined by the Board of Directors.

4. Earnings Per Share

For the three months and nine months ended September 2003 and 2002, basic and diluted loss per common share was calculated by dividing net loss by the weighted average number of common shares outstanding during the respective period. The weighted average basic and diluted shares outstanding calculation excluded those stock options for which the impact was antidilutive due to the Company’s net loss. The number of antidilutive stock options at September 27, 2003 and September 28, 2002 were 7,338,697 and 6,657,469, respectively.

Mykrolis Corporation

Notes to Consolidated Financial Statements—(Continued)

(In thousands except share and per share data)

As of September 27, 2003, Mykrolis had outstanding options to purchase an aggregate of 7,338,697 shares of its common stock at a weighted average price per share of $9.90. Of these options, options to purchase an aggregate of 2,937,233 shares at a weighted average price per share of $10.69 were fully vested and exercisable.

5. Other Intangible Assets

Components of the Company’s identifiable other intangible assets are as follows:

	September 27, 2003 unaudited		December 31, 2002
	Gross carrying Amount	Accumulated Amortization	Gross carrying Amount	Accumulated Amortization
Patents	$14,207	$10,697	$14,207	$10,007
Unpatented technology	8,505	8,384	8,505	8,019
Trademarks / tradenames	2,906	2,893	2,906	2,892
Other	282	92	278	29

	$25,900	$22,066	$25,896	$20,947

The Company recorded amortization expense for its other intangible assets of $315 and $396 for the three months ended September 27, 2003 and September 28, 2002, respectively, and $1,120 and $1,257 for the nine months ended September 27, 2003 and September 28, 2002, respectively. Estimated amortization expense for the fiscal years 2003 to 2008 is $1,492, $1,002, $937, $815, $570 and $61, respectively.

6. Product Warranty Costs

At the time revenue is recognized, the Company provides for estimated cost of product warranties as required under contractual arrangements. Warranty obligations are affected by product failure rates and service delivery costs incurred in correcting a product failure. Should such failure rates or costs differ from these estimates, accrued warranty costs would be adjusted in the period that such events or costs become known.

Changes in the warranty reserves during the first nine months of 2003 were as follows:

Balance at December 31, 2002	$1,566
Accruals for warranty during 2003	299
Accruals related to pre-existing warranties (including changes in estimate)	83
Settlements made during 2003	(543)

Balance at September 27, 2003	$1,405

7. Cash, cash equivalents and long-term marketable securities

The Company considers currency on hand, demand deposits, and all highly liquid marketable securities with an original purchase maturity of three months or less to be cash and cash equivalents. The carrying amounts of cash and cash equivalents approximate estimated fair value because of the short maturities of those financial instruments. Cash and cash equivalents at September 27, 2003 and December 31, 2002 were $61,566 and $74,085, respectively.

Mykrolis Corporation

Notes to Consolidated Financial Statements—(Continued)

(In thousands except share and per share data)

Long-term investments consist of high-grade corporate bonds that are more than twelve months in maturity. All long-term marketable securities have been classified as available-for-sale and are carried at fair market value. Unrealized gains or losses on the Company’s available-for-sale securities are included in accumulated other comprehensive loss as a component of shareholders’ equity. Long-term investments at September 27, 2003 were $14,362.

8. Restricted Cash

The Company has provided cash collateral totaling $1,780 on standby letters of credit in connection with the lease for its corporate headquarters, research and development and manufacturing facility in Billerica, MA and other security deposits. At September 27, 2003, this cash collateral was invested in U.S. federal agency securities, certificates of deposit and money market funds.

In the third quarter of 2003, the Company made a deposit of $3,002 in conjunction with certain strategic initiatives relating to the purchase of intellectual property that was completed in the fourth quarter of 2003. This amount is classified as other current assets in the consolidated balance sheet dated September 27, 2003.

9. Other Income (Expense), Net

Other income (expense) is summarized below:

	Three Months Ended		Nine Months Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
	(unaudited)		(unaudited)
Gains (losses) on foreign currency transactions	$(604)	$(462)	$304	$561
Royalty income from Millipore	125	129	394	399
Income from equity method investments	147	57	509	57
Interest income and other	148	280	443	854

Total	$(184)	$4	$1,650	$1,871

10. Inventories

Inventories are summarized as follows:

	September 27,2003	December 31, 2002
	(unaudited)
Raw materials	$30,300	$34,971
Work in process	7,961	7,318
Finished goods	22,769	21,382

	61,030	63,671
Inventory reserves	(20,274)	(21,850)

Total	$40,756	$41,821

11. Income Taxes

For the three months ended September 27, 2003, the Company recorded income tax expense of $224 with respect to certain foreign operations on a consolidated pre-tax loss of $644, yielding an effective tax rate of

Mykrolis Corporation

Notes to Consolidated Financial Statements—(Continued)

(In thousands except share and per share data)

negative 34.8%. For the three months ended September 28, 2002, the Company recorded an income tax benefit of $1,400 on a consolidated pre-tax loss of $5,736, yielding an effective tax rate of 24.4%. The change in our effective tax rate for the quarter ended September 27, 2003 compared to the quarter ended September 28, 2002 resulted from changes in the expected full year pre-tax loss and the overall geographic mix of foreign operations pre-tax income and loss.

For the nine months ended September 27, 2003, the Company recorded income tax expense of $4,635 with respect to certain foreign operations on a consolidated pre-tax loss of $7,125 yielding an effective annual tax rate of negative 65.1%. For the nine months ended September 28, 2002, the Company recorded income tax expense of $2,570 with respect to certain foreign operations on a consolidated pre-tax loss of $20,972, yielding an effective annual tax rate of negative 12.3%. The income tax expense recorded during the second quarter of 2002 included $1,100 in settlements resulting from foreign tax audits for which the Company is responsible under its tax sharing agreement with Millipore. The change in the effective tax rate for the nine months ended September 27, 2003 compared to the nine months ended September 28, 2002 resulted from changes in the expected full year pre-tax loss and the overall geographic mix of foreign operations pre-tax income and loss.

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

The Company attributes net sales to different geographic areas as presented in the table below.

	Three Months Ended		Nine Months Ended
Net sales	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
	(unaudited)		(unaudited)
United States	$11,687	$13,234	$34,054	$42,160
Japan	15,826	18,512	45,349	46,023
Asia	12,101	11,354	34,546	30,543
Europe	4,915	4,640	13,766	13,259

Total net sales	$44,529	$47,740	$127,715	$131,985

13. Significant Customers and Concentration of Risk

Historically, the Company has relied on a limited number of customers for a substantial portion of its net sales. During the three and nine month periods ended September 27, 2003, there was one customer who represented approximately 11.8% and 10.8% of revenues respectively. For the three and nine month periods ended September 28, 2002, one customer represented approximately 15.8% and 13.2% of net sales respectively.

Mykrolis Corporation

Notes to Consolidated Financial Statements—(Continued)

(In thousands except share and per share data)

14. Commitments and Contingencies

The Company is subject to a number of claims and legal proceedings, which, in the opinion of the Company’s management, are incidental to the Company’s normal business operations. In the opinion of the Company’s management, although final settlement of these suits and claims may impact the Company’s financial statements in a particular period, they will not, in the aggregate, have a material adverse effect on the Company’s financial position, results of operations or cash flows.

On March 3, 2003 the Company filed a lawsuit against Pall Corporation in the United States District Court for the District of Massachusetts alleging infringement of two of the Company’s U.S. Patents by a fluid separation device known as the Pall Photo Kleen EZD-2 filter assembly manufactured and sold by the defendant. The Company’s lawsuit also seeks a preliminary injunction preventing the defendant from the manufacture, use, sale, offer for sale or importation into the U.S. of the infringing product. On March 24, 2003, the defendant filed an answer denying that its fluid separation device infringed the Company’s patents; defendant also filed a counterclaim seeking a dismissal of the Company’s lawsuit, a decree that the Company’s patents are invalid and/or not infringed and costs incurred in conducting the litigation. A hearing on the Company’s motion for a preliminary injunction and on claim construction of the Company’s patents that are the subject of the litigation was held on August 8 -12, 2003.

The Company enters into a variety of indemnification commitments in the ordinary course of its business including the following:

➢	Indemnification commitments that are embedded in commercial agreements for the purchase or sale of products or services and provide that the Company agrees to indemnify the indemnified party for losses suffered by reason of the infringement by the Company’s products of the intellectual property rights of third parties. These indemnification commitments generally do not contain restrictions as to amount or duration.

➢	Indemnification commitments in connection with business acquisition/divestiture transactions where the Company agrees to indemnify the indemnified party for losses suffered by reason of the breach of representations and warranties that the Company has made pursuant to the transaction. Typically these indemnities will have a one or two year duration and will be subject to minimum claim levels but do not contain restrictions as to amount.

➢	Indemnification commitments to officers and directors of the Company against liabilities that they may incur in the performance of their duties on behalf of the Company which do not contain limitations as to duration or amount but are subject a number of conditions.

The Company has never incurred costs to defend lawsuits or settle claims related to these types of indemnification commitments. As a result, the Company’s management believes the estimated fair value of these commitments is minimal. Accordingly, the Company has no liabilities recorded for these commitments as of September 27, 2003.

During the period ended September 27, 2003, the Company entered into a relocation agreement with the vice president of worldwide sales and marketing, with respect to a relocation. As a part of this agreement the Company entered into standard third party employee relocation administration arrangements which included an indemnification commitment whereby the Company agreed to indemnify the third party relocation administrator against any deterioration in the market value of the property located in the United States between the sale to the third party relocation administrator and resale to a third party at the estimated fair market value. In connection with this commitment, the Company has recorded a liability of $92.

Mykrolis Corporation

Notes to Consolidated Financial Statements—(Continued)

(In thousands except share and per share data)

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities”. SFAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that were previously accounted for under Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. The Company adopted the provisions of SFAS 146 effective for exit or disposal activities initiated after December 31, 2002. The provisions of EITF No. 94-3 shall continue to apply for any exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to adoption of SFAS 146. The adoption of SFAS 146 changes, on a prospective basis, the timing of recording restructuring charges from the commitment date to when the liability is incurred.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are applicable for financial statements of interim periods ending after December 15, 2002. The Company adopted FIN 45 in the fourth quarter of 2002 and has included the new disclosure requirements in the Notes to the Consolidated Financial Statements (see Note 6 and Note 14).

In November 2002, the EITF issued No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF No. 00-21 establishes three principles: revenue should be recognized separately for separate units of accounting, revenue for a separate unit of accounting should be recognized only when the arrangement consideration is reliably measurable and the earnings process is substantially complete, and consideration should be allocated among the separate units of accounting in an arrangement based on their fair values. EITF No. 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this pronouncement did not have any material impact on the Company’s consolidated results of operations, financial position or cash flows.

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

Mykrolis Corporation

Notes to Consolidated Financial Statements—(Continued)

(In thousands except share and per share data)

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). This statement amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. The adoption of SFAS 149, which became effective for contracts entered into or modified after June 30, 2003, did not have any impact on the Company’s consolidated results of operations, financial position or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 became effective for financial instruments entered into or modified after May 31, 2003, and otherwise became effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have any impact on the Company’s consolidated results of operations, financial position or cash flows.

16. Subsequent Events

On October 27, 2003, the Company completed the acquisition of certain net assets of privately held Aeronex, Inc., a manufacturer of gas purification products used in photolithography and other semiconductor manufacturing applications with sales of less than $10 million annually.

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

Overview and Financial Condition

On October 3, 2000, Millipore announced its plan to spin-off its microelectronics business, which served the semiconductor industry and certain related industries with products needed to manufacture semiconductor devices as well as a range of other products that now comprises Mykrolis Corporation. On October 16, 2000, the Company was incorporated in Delaware as a wholly owned subsidiary of Millipore to receive Millipore’s microelectronics business and to be the spun-off company. Unless the context otherwise requires, the terms “Mykrolis”, “we”, “our”, or the “Company” mean Mykrolis Corporation and its subsidiaries and the term “Millipore” means Millipore Corporation and its subsidiaries when referring to periods prior to March 31, 2001 and Millipore Corporation and its subsidiaries other than Mykrolis when referring to periods subsequent to March 31, 2001. Prior to March 31, 2001, our business was operated as a fully integrated business unit of Millipore. On March 31, 2001, Millipore transferred to us substantially all of the assets and liabilities associated with its microelectronics business (the “Separation”). We completed our initial public offering of 7.0 million shares of common stock on August 9, 2001 receiving net proceeds of approximately $94.0 million, after deducting underwriting commissions and offering expenses. We retained $75.0 million of the net proceeds and paid the balance to Millipore as repayment of amounts outstanding as intercompany loans incurred by us in connection with the Separation. After the initial public offering, Millipore owned 32.5 million shares or approximately 82.3% of our total outstanding common stock. On February 27, 2002 (the “Distribution Date”), Millipore completed the spin-off of Mykrolis through the distribution to its shareholders of all of the 32.5 million shares of Mykrolis’ common stock owned by Millipore on that date. Effective February 28, 2002, Mykrolis became a fully independent company.

In connection with our separation from Millipore, we entered into agreements with Millipore under which Millipore agreed to provide services to us during a transition period after the Separation date. The agreements related to facilities services, information technology services, distribution, accounting, finance and other services and arrangements. Under these agreements, we reimbursed Millipore for the cost of these services. The duration of each of the different transition service agreements varied depending on the anticipated time it would take for us to replace the service, but was generally for a one–year period. All of these transition service agreements expired without renewal, and we have been able to provide these services ourselves or through various third parties at costs at least as favorable as those paid to Millipore for these services. During the second quarter of 2003, we terminated the use of Millipore’s Information Technology (“IT”) Data Center, which had hosted our IT system operations since our separation from Millipore in accordance with our original transition service agreement. In addition, we have other agreements with Millipore for membrane manufacturing and supply, research and development, product distribution and contract manufacturing, generally for a five–year period ending March 31, 2006. The foregoing agreements do not necessarily reflect the costs of obtaining the services from unrelated third parties or of our providing the applicable services ourselves. However, we believe that purchasing these products and services from Millipore provides us with an efficient means of obtaining these products and services. In addition, we provide certain transition services to Millipore, for which we are reimbursed at our cost, including facilities and an intellectual property arrangement for which we are paid a royalty.

Critical Accounting Policies and Significant Judgments and Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our judgments and estimates, including those related to revenues, accounts receivable, inventories, long-lived assets and goodwill, deferred income tax assets, income tax contingencies, warranty obligations, restructuring and other charges, pension and other post-retirement benefit obligations, and litigation contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated financial statements. The Company has reviewed these policies with its Audit and Finance Committee.

Net Sales

Our net sales consist of revenue from sales of products net of trade discounts and allowances. We recognize revenue when evidence of an arrangement exists, contractual obligations have been satisfied, title and risk of loss have been transferred to the customer and collection of the resulting receivable is reasonably assured. In the event significant post-shipment obligations or uncertainties remain, revenue is recognized when we fulfill such obligations or the uncertainties are resolved. We provide for estimated product returns under limited contractual obligations. Amounts billed to customers that relate to shipping costs are included in net sales and in cost of sales. Revenue from services, which is less than approximately 3% of total net sales for each of the periods reported, is recognized when the services are provided and is included in our consumable product sales.

Accounts Receivable

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments based upon specific identification, by customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

Inventories

We adjust the cost basis of inventory that has been written down to reflect its net realizable value. We provide reserves for estimated excess and obsolete inventory equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions. We fully reserve for inventories deemed obsolete. We perform quarterly reviews of all inventory items to identify excess and obsolete inventory on-hand by comparing on-hand balances to recent historical usage as well as forecasted demand, based upon input from sales, R&D and marketing functions. If estimates of demand diminish further or actual market conditions are less favorable than those projected, additional inventory write-downs may be required.

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

For goodwill, we assess fair value by measuring discounted cash flows and comparable company analysis for the applicable underlying reporting unit and test for impairment as the difference between the resulting implied fair value of goodwill compared to its recorded carrying value. Goodwill impairment is tested annually in the fourth quarter or whenever events and changes in circumstances occur.

The estimates of useful lives and expected cash flows require us to make significant judgments regarding future periods that are subject to some factors outside our control. Changes in these estimates can result in significant revisions to the carrying value of these assets and may result in material charges to the results of operations.

Deferred Income Tax Assets

Our valuation allowance against the U.S. deferred income tax assets is based on our assessment of historical pre-tax income and projected pre-tax income for early future periods. In addition, there is no valuation allowance against the deferred income tax assets in foreign subsidiaries based on our assessment of historical pre-tax income and projected pre-tax income for early future periods.

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

Restructuring and Other Charges

During 2003, 2002 and 2001, we recorded charges to operations in connection with restructuring programs. The related reserves reflect estimates, including those pertaining to severance, facility exit costs and asset impairments. We reassess the reserve requirements to complete each restructuring program at the end of each reporting period. Actual experience may be different from these estimates.

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

Results of Operations

We operate in one reportable business segment that develops, manufactures and sells consumables and capital equipment products to semiconductor fabrication companies and other companies using similar manufacturing processes, as well as OEM suppliers to those companies. The principal market we serve is the global semiconductor industry, a highly cyclical business. Since early 2001, this industry has faced a downturn of unprecedented magnitude, and as a result, we have experienced significant variations in net sales and results of operations in the periods presented.

Our liquid and gas equipment products have been impacted the most by current industry conditions and we have experienced weak demand for these products since 2001. However, semiconductor and related industry capacity utilization started to improve slightly in late 2002 and this trend has continued modestly through 2003, which to some extent, benefited our consumable products. We believe, however, that the business environment remains uncertain. We continue to take actions to reduce capital expenditures as well as operating costs and expenses in response to these uncertain business conditions, and we will continue to control our cost structure to align it with our near term revenue expectations and our expected break-even point.

Restructuring and Other Charges

During 2001, we initiated several worldwide cost-reduction programs in connection with the separation from Millipore, to improve our manufacturing asset utilization and to resize our overall cost structure in response to the semiconductor industry downturn. As a result, we recorded restructuring and other charges of $17.5 million during 2001. These restructuring and other charges included $13.8 million of severance costs for 358 employees, a $1.7 million write-off of equipment and leasehold improvements and $2.0 million of lease costs at our vacated Bedford, MA facility.

In addition, to further respond to the prolonged semiconductor industry downturn, during the fourth quarter of 2002 we recorded restructuring and other charges of $5.2 million. Of this amount, $1.7 million related to severance cost for 42 employees, $1.7 million of non-cash asset writedowns due to asset impairments and $1.8 million of additional facility exit costs in Bedford, MA and Swindon, England. During 2002, several changes to prior estimates occurred resulting in the reversal of $1.6 million in employee severance costs and a $1.6 million increase in leasehold and other costs. These changes in estimate were primarily due to the higher than expected level of attrition of 55 employees, lower than expected severance benefits paid and continued deterioration in the real estate market conditions.

In the second quarter of 2003, we initiated an additional restructuring program to streamline our worldwide organization by eliminating 42 positions or approximately 4 percent of our permanent workforce and exited our service facility in Swindon, England. These actions were taken in order to reach profitability in the near term despite the continued downturn in the semiconductor industry. As a result of these actions and in conjunction with changes in prior estimates, we recorded restructuring and other charges of $1.8 million. Of this amount, $1.2 million related to employee severance costs, $0.3 million to facility exit costs at the Swindon facility and $0.3 million to a change in estimate of future costs associated with the vacated Bedford, MA facility.

In the third quarter of 2003, we recorded additional restructuring and other charges of $0.5 million for non-cash write offs of machinery and leasehold improvements. These charges related to changes in estimate for prior restructuring programs associated with the closing of certain service centers and relocation of manufacturing operations.

As of September 27, 2003, the accrued restructuring costs totaled $4.4 million. Of this amount, $0.7 million of severance costs for terminated employees will be paid by the end of the first quarter of 2005. The facility exit costs of $3.7 million will be substantially paid by the fourth quarter of 2005. These 2003 programs are expected to generate annual cost savings of approximately $2.3 million.

Three months ended September 27, 2003 compared to three months ended September 28, 2002

Net Sales

Net sales were $44.5 million for the three months ended September 27, 2003, which represented a 6.7%, or $3.2 million, decrease from the three months ended September 28, 2002. The decrease in revenue during the third quarter 2003 versus the third quarter 2002 was primarily attributable to a decrease in equipment product sales. This is a result of lower capital spending at semiconductor fabrication plants. The two geographical areas most affected by this trend were the United States and Japan where we conduct most of our business with toolmakers. Our equipment product lines represented, in aggregate, 29% and 36% of our worldwide revenues for the three months ended September 27, 2003 and September 28, 2002, respectively. Improved front-end capacity utilization rates at most of our major Asian customers’ manufacturing sites, benefited our consumable product lines in Asia. The impact of stronger Japanese Yen and Euro exchange rates increased net sales by approximately $0.6 million in the 2003 period compared to the 2002 period.

Sales by geography are summarized in the table below.

	In Millions of U.S. Dollars		As a Percentage of Total Net Sales
	Three Months Ended		Three Months Ended
Net Sales	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
	(unaudited)		(unaudited)
United States	$11.7	$13.2	26.3%	27.7%
Japan	15.8	18.5	35.5	38.8
Asia	12.1	11.3	27.2	23.8
Europe	4.9	4.7	11.0	9.7

Total	$44.5	$47.7	100.0%	100.0%

Gross Profit Margins

Our gross profit as a percentage of net sales was 45.2% for the three months ended September 27, 2003, as compared to 37.9% for the three months ended September 28, 2002. Gross profit was positively impacted by the completion of several programs to relocate and restructure manufacturing and distribution operations, lower excess and obsolete inventory charges and the change in product mix. Efficiency gains in manufacturing and distribution operations contributed $1.5 million to the improvement in gross profit during the three months ended September 27, 2003. In addition, during the three months ended September 28, 2002, we recorded a net charge of $0.5 million of excess and obsolete inventory reserves to account for lower forecasted demand versus a benefit of $0.6 million during the three months ended September 27, 2003 primarily due to sale of products previously deemed excess and written down to net realizable value. Lastly, our consumable products represented, in aggregate, approximately 71% and 64% of our worldwide revenues for the three months ended September 27, 2003 and September 28, 2002, respectively.

Operating Expenses

Research and development expenses were $4.3 million in the three months ended September 27, 2003 a decrease of 15.5% or $ 0.8 million compared to $5.1 million for the three months ended September 28, 2002. The decrease is mostly due to the timing of spending on key R&D project materials and the delay in staffing open positions. Despite the uncertainties of the current business environment, we continue to fund research and development on targeted programs to ensure that our products meet customers’ needs for future semiconductor manufacturing processes.

Selling, general and administrative expenses decreased 16.1% or $3.0 million, to $15.7 million for the three months ended September 27, 2003 compared to $18.7 million in the three months ended September 28, 2002. This decrease is primarily attributable to cost savings resulting from the 2002 and 2003 restructuring programs as well as additional actions to reduce discretionary spending including a one-week furlough for most U.S. employees taken without pay during the third quarter of 2003.

On a normalized basis absent any unforeseen events, we expect our quarterly operating expenses to fluctuate between $20 and $22 million. Our operating expenses will not be materially impacted by the Aeronex acquisition that was completed on October 27, 2003.

Other Income (Expense) - net

Other income (expense), net decreased $0.2 million, to $(0.2) million for the three months ended September 27, 2003 from $0.0 million for the three months ended September 28, 2002. The decrease was largely due to an increase in losses on foreign currency transactions of $0.1 million and lower interest income of $0.1 million.

Income Tax Expense (Benefit)

For the three months ended September 27, 2003, we recorded income tax expense of $0.2 million with respect to certain foreign operations on a consolidated pre-tax loss of $0.6 million, yielding an effective tax rate of negative 34.8%. For the three months ended September 28, 2002, we recorded income tax benefit of $1.4 million on a consolidated pre-tax loss of $5.7 million, yielding an effective tax rate of 24.4%. The change in our effective tax rate for the quarter ended September 27, 2003 compared to the quarter ended September 28, 2002 resulted from changes in the expected full year pre-tax loss and the overall geographic mix of foreign operations pre-tax income and loss.

Nine months ended September 27, 2003 compared to nine months ended September 28, 2002

Net Sales

Net sales were $127.7 million for the nine months ended September 27, 2003, which represented a 3.2%, or $4.3 million, decrease from the nine months ended September 28, 2002. The decrease in revenue was primarily attributable to a decrease in our equipment product sales. This is a result of lower capital spending at semiconductor fabrication plants. Our equipment products represented, in aggregate, 28% and 35% of our worldwide revenues for the nine months ended September 27, 2003 and September 28, 2002, respectively. Improved front-end capacity utilization rates at most of our major Asian customers’ manufacturing sites, benefited our consumable product lines in Asia. The impact of stronger Japanese Yen and Euro exchange rates increased sales by approximately $5.5 million in the 2003 period compared to the 2002 period.

Sales by geography are summarized in the table below.

	In Millions of U.S. Dollars		As a Percentage of Total Net Sales
	Nine Months Ended		Nine Months Ended
Net Sales	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
	(unaudited)		(unaudited)
United States	$34.0	$42.2	26.6%	31.9%
Japan	45.3	46.0	35.5	34.9
Asia	34.6	30.5	27.1	23.1
Europe	13.8	13.3	10.8	10.1

Total	$127.7	$132.0	100.0%	100.0%

Gross Profit Margins

Our gross profit as a percentage of net sales was 43.3% for the nine months ended September 27, 2003 as compared to 34.3% for the nine months ended September 28, 2002. Gross profit was positively impacted by the completion of several programs to relocate and restructure manufacturing and distribution operations, lower excess and obsolete inventory and the change in product mix. During the nine months ended September 28, 2002, we recorded a net charge of $7.2 million of excess and obsolete inventory reserves to account for depressed market conditions versus $0.8 million during the nine months ended September 27, 2003. In addition, efficiency gains in manufacturing and distribution operations contributed approximately $1.4 million to the improvement in gross profit during the nine months ended September 27, 2003. Lastly, our consumable products represented, in aggregate, 72% and 65% of our worldwide revenues for the nine months ended September 27, 2003 and September 28, 2002 respectively.

Operating Expenses

Research and development expenses were $13.5 million in the nine months ended September 27, 2003 a decrease of 7.7% or $1.2 million compared to $14.7 million for the nine months ended September 28, 2002. The decrease is mostly due to the timing of spending on key R&D project materials and the delay in staffing open positions. Despite the uncertainties of the current business environment, we continue to fund research and development on targeted programs to ensure that our products meet customers’ needs for future semiconductor manufacturing processes.

Selling, general and administrative expenses decreased 9.8% or $5.2 million, to $48.3 million for the nine months ended September 27, 2003 compared to $53.5 million in the nine months ended September 28, 2002. This decrease was the result of 2003 and 2002 restructuring initiatives as well as additional actions to reduce discretionary spending.

Other Income (Expense) - net

Other income (expense), net decreased $0.2 million, to $1.7 million for the nine months ended September 27, 2003 from $1.9 million for the nine months ended September 28, 2002. The decrease was due to a reduction in gains on foreign currency transactions of $0.7 million, lower interest income of $0.1 million, offset by an increase of $0.5 million on investments in entities accounted for under the equity method and $0.1 million in royalty income.

Income Tax Expense

For the nine months ended September 27, 2003, we recorded income tax expense of $4.6 million with respect to certain foreign operations on a consolidated pre-tax loss of $7.1 million yielding an effective annual tax rate of negative 65.1%. For the nine months ended September 28, 2002, we recorded income tax expense of $2.6 million with respect to certain foreign operations on a consolidated pre-tax loss of $21.0 million, yielding an effective annual tax rate of negative 12.3%. The income tax expense during the 2002 period includes $1.1 million in settlements resulting from foreign tax audits for which we are responsible under our tax sharing agreement with Millipore. The change in our effective tax rate for the nine months ended September 27, 2003 compared to the nine months ended September 28, 2002 resulted from changes in the expected full year pre-tax loss and the overall geographic mix of foreign operations pre-tax income and loss.

Liquidity and Capital Resources

During the nine months ended September 27, 2003, we generated $5.3 million of cash from operations as compared to $8.7 million during the nine months ended September 28, 2002. The decrease in net cash from operations is primarily attributable to unfavorable changes in working capital offset by a reduced net loss in the nine months ended September 27, 2003 in comparison with the nine months ended September 28, 2002. Cash provided by operating activities during the nine months ended September 27, 2003 was derived primarily from our net loss of $11.8 million offset by the increase in accounts payable of $1.1 million, a decrease in inventory of $2.3 million and non-cash charges for depreciation and amortization of $8.4 million, and restructuring and other charges of $2.3 million. The net cash provided by operating activities during the nine months ended September 28, 2002 resulted primarily from our net loss of $23.5 million and the increase in accounts receivable of $3.9 million, offset by the decrease in inventory of $8.5 million, the increase in accounts payable of $13.6 million, and non-cash charges for depreciation and amortization of $9.1 million. Net working capital (defined as current assets minus current liabilities) at September 27, 2003 totaled $101.1 million including $61.6 million in cash and cash equivalents.

Over the past two years, our principal cash requirements have been to fund our operations and additions to property, plant and equipment that supported our separation from Millipore. During the nine months ended September 27, 2003, cash flows used for additions to property, plant and equipment were $2.9 million compared to $13.3 million during the nine months ended September 28, 2002. Most of our separation-related programs have now been completed and we believe that our future quarterly capital expenditure levels will be between $1.0 million and $2.0 million. We expect our total capital expenditures for 2003 to be approximately $4.0 million to $5.0 million. In addition, during the nine months ended September 27, 2003, we used $14.5 million for the purchase of long-term marketable securities as we began investing in longer-term high-grade instruments.

During the nine months ended September 27, 2003, cash flows provided by financing activities were derived primarily from $1.5 million from the issuance of common stock under our employee stock purchase and stock option plans. Cash flows provided by financing activities for the nine months ended September 28, 2002 were $1.7 million and resulted from net transfers of $1.8 million from Millipore as reimbursement of expenses and $1.5 million generated by the issuance of common stock under our employee stock purchase and stock option plans. This was offset by $1.6 million in cash collateratization related to a security deposit under a lease for our corporate headquarters, research and development and manufacturing facility and other security deposits.

We believe that our cash, cash equivalents, long-term marketable securities and expected future cash flows from operations will be sufficient to meet our working capital, capital expenditure, and research and development investment requirements for the next 12 months. However, in order to take advantage of growth opportunities, including potential acquisitions, joint ventures, alliances or other business arrangements, we may elect to raise capital through additional equity or debt financing. During the third quarter of 2003, we made cash commitments of $7.0 million to purchase certain net assets of privately held Aeronex, a manufacturer of gas purification products and to purchase the intellectual property of another company. The timing and amount of future potential capital requirements cannot be determined at this time and will depend on a number of factors, including the nature and size of the strategic business opportunities we may elect to pursue. There can be no assurance that any such financing would be available on commercially acceptable terms.

Under accounting principles generally accepted in the United States of America, certain obligations and commitments are not required to be included in the consolidated balance sheet and statement of operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on liquidity. The following operating lease commitments as of September 27, 2003 have not been included in the consolidated balance sheet and statement of operations included under Part 1 “Financial Information”; however, they have been disclosed in the following table in order to provide a more accurate picture of our financial position and liquidity.

	Payments Due by Period
	(In Millions)
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases	$51.5	$8.0	$21.2	$7.5	$14.7

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

Pursuant to the terms of the lease for our vacated Bedford, Massachusetts facility, the landlord has an option to sell the facility to us at any time prior to November 2005, the end of the lease term, at 90% of the then current market value, excluding the value of the lease. We estimate that the current fair market value of the facility is between $8.5 million and $10.0 million.

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities”. SFAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that were previously accounted for under Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. We adopted the provisions of SFAS 146 effective for exit or disposal activities initiated after December 31, 2002. The provisions of EITF No. 94-3 shall continue to apply for any exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to adoption of SFAS 146. The adoption of SFAS 146 changes, on a prospective basis, the timing of recording restructuring charges from the commitment date to when the liability is incurred.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are applicable for financial statements of interim periods ending after December 15, 2002. We adopted FIN 45 in the fourth quarter of 2002 and have included the new disclosure requirements in the Notes to the Consolidated Financial Statements (see Note 6 and Note 14 included in the accompanying financial statements).

In November 2002, the EITF issued No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF No. 00-21 establishes three principles: revenue should be recognized separately for separate units of accounting, revenue for a separate unit of accounting should be recognized only when the arrangement consideration is reliably measurable and the earnings process is substantially complete, and consideration should be allocated among the separate units of accounting in an arrangement based on their fair values. EITF No. 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this pronouncement did not have any material impact on our consolidated results of operations, financial position or cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities, an interpretation of ARB 51” (“FIN 46”). FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights called “variable interest entities” or “VIEs” and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. Certain transitional disclosures are required in financial statements initially issued after January 31, 2003; if it is reasonably possible that once this guidance is effective, the enterprise will either be required to consolidate a variable interest entity or will hold a significant variable interest in a variable interest entity. We do not have any equity interests that would change its current reporting or require additional disclosures outlined in FIN 46.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). This statement amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. The adoption of SFAS 149, which became effective for contracts entered into or modified after June 30, 2003, did not have any impact on our consolidated results of operations, financial position or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 became effective for financial instruments entered into or modified after May 31, 2003, and otherwise became effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have any impact on our consolidated results of operations, financial position or cash flows.

Forward Looking Statement Disclaimer

The matters discussed in this report include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current management expectations and are subject to substantial risks and uncertainties, which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. When used herein or in such statements, the words “anticipate”, “believe”, “estimate”, “expect”, “may”, “will”, “should” or the negative thereof and similar expressions as they relate to Mykrolis or its management are intended to identify such forward-looking statements. Potential risks and uncertainties that could affect our future operating results include the risk factors described elsewhere in this report as well as the following:

RISKS RELATING TO OUR BUSINESS AND INDUSTRY

Our business depends substantially on semiconductor industry capital spending, which is characterized by periodic fluctuations that may cause a reduction in demand for our products.

Our business depends substantially upon the capital expenditures of semiconductor device manufacturers, which in turn depend upon the demand for semiconductors and other products utilizing semiconductors. We estimate that approximately 90% of our sales during 2000, 2001 and 2002 were to semiconductor capital equipment manufacturers and semiconductor device manufacturers, and we expect that sales to such customers will continue to account for a substantial majority of our sales. Reductions in demand for the products manufactured by semiconductor capital equipment manufacturers and semiconductor device manufacturers will restrict our ability to grow our business and cause our sales and profitability to decline. Historically, the semiconductor market has been highly cyclical and has experienced periods of over capacity, resulting in significantly reduced demand for capital equipment used to make semiconductors. For example, during fiscal 2001 and 2002 the semiconductor industry has experienced a significant decline, which has caused a number of our customers to reduce their orders. Our net sales for 2002 were $178.4 million, representing a decline of $36.8 million, or 17.1% from our net sales in 2001. Our net sales for 2001 were $215.3 million, representing a $140.3 million, or 39.4%, decline from our net sales in 2000. We also experienced downturns in 1996 and 1998. During the 1998 downturn, our annual net sales declined approximately $82.9 million, or 31% from the prior year. There is typically a three to six month lag between a change in capital expenditures within the semiconductor industry and the related impact on the demand for our products. If the current downturn continues for any additional significant period of time, it will further inhibit our growth and cause our sales and profitability to decline significantly.

The semiconductor industry is subject to rapid demand shifts which are difficult to predict. As a result, our inability to meet demand in response to these rapid shifts may cause a reduction in our market share.

Our ability to increase sales of our products, particularly our capital equipment products, depends in part upon our ability to ramp up the use of our manufacturing capacity for such products in a timely manner and to mobilize our supply chain. In order to meet the demands of our customers, we may be required to ramp up our manufacturing capacity in as little as a few months. If we are unable to expand our manufacturing capacity on a timely basis or manage such expansion effectively, our customers could seek such products from other suppliers, and our market share could be reduced. Because demand shifts in the semiconductor industry are rapid and difficult to foresee, we may not be able to increase capacity quickly enough to respond to such an increase in demand.

Our annual and quarterly operating results are subject to fluctuations as a result of rapid demand shifts and our insignificant level of backlog and if we fail to meet the expectations of securities analysts or investors, the market price of our securities may decrease significantly.

Our sales and operating results can vary significantly from quarter to quarter and year to year. Because our expense levels are relatively fixed in the short-term, an unanticipated decline in revenue in a particular quarter could disproportionately affect our net income in that quarter. In addition, we make a substantial portion of our shipments shortly after we receive the order, and therefore we operate with an insignificant level of backlog. As a consequence of the just-in-time nature of shipments and the low level of backlog, our results of operations may decline quickly and significantly in response to changes in order patterns or rapid decreases in demand for our products. We anticipate that fluctuations in operating results will continue in the future. Such fluctuations in our results could cause us to fail to meet the expectations of securities analysts or investors, which could cause the market price of our securities to decline substantially. We believe that period-to-period comparisons of our results of operations may not be meaningful, and you should not rely upon them as indicators of our future performance.

We may not be able to accurately forecast demand for our products.

As noted above, we typically operate our business on a just-in-time shipment basis with a low level of backlog and we order supplies and plan production based on internal forecasts of demand. Due to these factors, we have, in the past, and may again in the future, fail to accurately forecast demand for our products, in terms of both volume and specific products for which there will be demand. This has lead to, and may in the future lead to, delays in product shipments, disappointment of customer expectations, or, alternatively, an increased risk of excess inventory and of inventory obsolescence. If we fail to accurately forecast demand for our products, our business, financial condition and operating results could be materially and adversely affected.

If the semiconductor industry rebounds, it may not rebound to historic levels but instead may reflect a lower rate of long-term growth, similar to the electronics industry.

Notwithstanding the current severe and prolonged downturn in the semiconductor industry and the related reduction in manufacturing operations, there may still be excess manufacturing capacity. In addition, there is no new application to drive growth in the semiconductor industry, as was the case in 1998 with telecommunications and internet applications. Accordingly, some analysts have predicted that the semiconductor industry may experience lower growth rates during a recovery cycle than has historically been the case and that its longer-term performance may reflect this lower growth rate, which would be similar to the growth rate of the electronics industry.

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

As is typical in the microelectronics industry, we do not usually obtain long-term purchase orders or commitments from our customers. Instead, we work closely with our customers to develop non-binding forecasts of the future volume of orders. Customers may cancel their orders, change production quantities from forecasted volumes or delay production for reasons beyond our control. Order cancellations or deferrals could cause us to hold inventory for longer than anticipated, which could reduce our profitability, restrict our ability to fund our operations and cause us to incur unanticipated reductions or delays in our revenue. Our customers often change their orders multiple times between initial order and delivery. Such changes usually relate to quantities or delivery dates, but sometimes relate to the specifications of the products we are supplying. If a customer does not timely pay for these products, we could incur significant charges against our income. In addition, our profitability may be affected by the generally fixed nature of our costs. Because a substantial portion of our costs are fixed, we may experience deterioration in gross margins when volumes decline. From time to time, we make capital investments in anticipation of future business opportunities. If we are unable to obtain the anticipated business, our revenue and profitability may decline.

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

If we are unable to successfully adjust our business strategy for some of our product lines to reflect the increasing price sensitivity on the part of our customers, our business and financial condition could be harmed.

Our business strategy for many of our product lines has been focused on product performance, technological innovations that provide enhanced efficiencies, and customer service, rather than simply price. As a result of current economic conditions and changes in various markets that we serve, our customers have experienced significant cost pressures and, as a result, we have observed increased price sensitivity on the part of our customers. If competition for any of our product lines should come to focus solely on price rather than on product performance, technological innovations and customer service, we will need to adjust our business strategy and/or product offerings accordingly and, if we are unable to do so, our business, financial condition and operating results could be materially and adversely affected.

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

Fluctuations in the value of the US dollar in relation to other currencies may lead to lower net income or may cause us to raise prices, which could result in reduced net sales.

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

As part of our business strategy, we have, and we expect to continue to address gaps in our product offerings, diversify into complementary product markets or pursue additional technology and customers through acquisitions, joint ventures or other types of collaborations. As a result, we may enter markets in which we have no or limited prior experience. Competition for acquiring attractive businesses in our industry is substantial. In executing this part of our business strategy, we may experience difficulty in identifying suitable acquisition candidates or in completing selected transactions at appropriate valuations. We intend to pay for these acquisitions with cash and/or our common stock which could impair our liquidity and dilute your ownership of our company. Further, we may not be able to successfully integrate any acquisitions that we do make into our existing business operations and we could assume unknown or contingent liabilities or experience negative effects on our reported results of operations from dilutive results from operations and/or from future potential impairment of acquired assets including goodwill related to future acquisitions. We may experience difficulties in operating in foreign countries or over significant geographical distances and in retaining key employees or customers of an acquired business, and our management’s attention could be diverted from other business issues. We may not identify or complete these transactions in a timely manner, on a cost effective basis or at all, and we may not realize the benefits of any acquisition or joint venture.

We may not be able to obtain financing to fund our future capital requirements, including strategic acquisitions, on favorable terms or at all, and the amount of equity that we can issue may likewise be limited. This could prevent us from addressing gaps in our product offerings, improving our technology or increasing our manufacturing capacity.

If our cash flows from operations are less than we expect, we may need to issue additional equity or incur debt. There can be no assurance that we will be able to obtain necessary short-term or other financing on favorable terms or at all. If we are unable to obtain necessary financing, we may not have sufficient cash to operate our business. In particular, we expect to fund future acquisitions in whole or in part by issuing additional equity. Any equity issued would be dilutive to existing stockholders. If the price of our equity is low or volatile, we may not be able to issue equity to acquire other companies and our acquisition strategy could require us to incur substantial amounts of indebtedness. While we currently have no debt outstanding, potential future levels of indebtedness could have consequences for our business, including:

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

We depend on the services of our key senior executives and other technological experts because of their experience in the microelectronics industry and their technical expertise. The loss of the services of one or several of our key employees or an inability to attract, train and retain qualified and skilled employees, specifically research and development and engineering personnel, could result in the loss of customers or otherwise inhibit our ability to operate and grow our business successfully. In particular, since our separation from Millipore, we have had to develop and implement a new administrative and managerial infrastructure. Our future success depends on the successful development and implementation of this infrastructure and our ability to expand, integrate and retain our management team. We have also had to impose salary reductions on our senior employees and freeze merit increases in order to maintain our financial position during the current extended downturn in the semiconductor industry; this may make it more difficult to attract and retain key personnel. In addition, our ability to successfully integrate acquired facilities or businesses depends, in part, on our ability to retain and motivate key management and employees hired by us in connection with the acquisition.

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

Protection of our intellectual property rights has and may continue to result in costly litigation.

We may from time to time be required to institute litigation in order to enforce our patents, copyrights or other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation could result in substantial costs and diversion of resources and could negatively affect our sales, profitability and prospects regardless of whether we are able to successfully enforce our rights. For example, in 1998, we settled a patent lawsuit in which each party claimed infringement of a patent by the other. In connection with the settlement, we incurred a charge of approximately $3.7 million and agreed to a cross-license of the two patents at issue. More recently, on March 3, 2003 we filed a lawsuit against Pall Corporation in the United States District Court for the District of Massachusetts alleging infringement of two of our U.S. patents. Our lawsuit also seeks a preliminary injunction preventing Pall Corporation from manufacturing, using, selling, offering for sale or importing into the United States the infringing product. To date, the court has not issued a ruling on these matters. We expect that this litigation will continue for an extended period and that we will incur substantial costs in pursuing this litigation.

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

We are currently consolidating manufacturing operations from our Yonezawa, Japan facility into our Billerica, Massachusetts headquarters, research and development and manufacturing facility. If we are unable to successfully manage this consolidation, our ability to deliver product to our customers could be disrupted and our business, financial condition and results of operations could be adversely affected.

In order to enhance the efficiency and cost effectiveness of our manufacturing operations we are moving several product lines from our Yonezawa, Japan plant to our Billerica facility. These product lines involve technically complex manufacturing processes that require considerable expertise to operate. If we are unable to complete this transfer in a systematic manner within established schedules or if we are unable to successfully operate these manufacturing processes in Billerica, production may be disrupted and we may not be able to deliver these products to meet customer orders in a timely manner, which could harm our business.

Terrorist attacks, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001, and other acts of violence or war may affect the markets in which we operate and hurt our profitability.

Terrorist attacks may negatively affect our operations and your investment. There can be no assurance that there will not be further terrorist attacks against the United States or United States businesses. These attacks or armed conflicts may directly impact our physical facilities or those of our suppliers or customers. Our primary facilities include headquarters, research and development and manufacturing facilities in the United States, sales, research and development and manufacturing facilities in Japan and sales and service facilities in Europe and Asia. Also these attacks have disrupted the global insurance and reinsurance industries with the result that we may not be able to obtain insurance at historical terms and levels for our facilities. Furthermore, these attacks may make travel and the transportation of our supplies and products more difficult and more expensive and may ultimately affect the sales of our products in the United States and overseas. As a result of terrorism the United States may enter into an armed conflict, which could have a further impact on our domestic and international sales, our supply chain, our production capacity and our ability to deliver products to our customers. The consequences of these armed conflicts and instability are unpredictable and we may not be able to foresee events that could have an adverse effect on our business and your investment.

Risks Related to the Securities Markets and Ownership of our Securities

Our securities have had only a limited market, and we cannot assure you that our stock price will not decline.

There has been only a limited public market for our common stock, and an active public market for our common stock may not be sustained. The market price of our common stock has been and may continue to be subject to significant fluctuations. Among the factors that could affect our stock price are:

•	quarterly variations in our operating results;

•	changes in revenue or earnings estimates or publication of research reports by analysts;

•	speculation in the press or investment community;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	actions by institutional stockholders;

•	general market conditions; and

•	domestic and international economic factors unrelated to our performance.

The stock markets in general, and the markets for high technology stocks in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may cause the trading price of our common stock to decrease.

Recently enacted changes in the securities laws and regulations are likely to increase our costs.

The Sarbanes-Oxley Act of 2002 that became law in July 2002 has required changes in some of our corporate governance, securities disclosure and compliance practices. In response to the requirements of that Act, the Securities and Exchange Commission and the New York Stock Exchange have promulgated new rules on a variety of subjects. Compliance with these new rules has increased our legal and financial and accounting costs, and we expect these increased costs to continue indefinitely. We also expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be forced to accept reduced coverage or incur substantially higher costs to obtain coverage. Likewise, these developments may make it more difficult for us to attract and retain qualified members of our board of directors or qualified executive officers.

If our independent auditors are unable to provide us with the attestation of the adequacy of our internal control over financial reporting as of December 31, 2004 and future year-ends as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of your shares.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal control over financial reporting. In addition, the public accounting firm auditing the company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal control over financial reporting. While we intend to conduct a rigorous review of our internal control over financial reporting in order to assure compliance with the Section 404 requirements, if our independent auditors interpret the Section 404 requirements and the related rules and regulations differently from us or if our independent auditors are not satisfied with our internal control over financial reporting or with the level at which it is documented, operated or reviewed, they may decline to attest to management’s assessment or issue a qualified report. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our shares to decline.

Changes to financial accounting standards may affect our reported results of operations and could result in a decrease in the value of your shares.

There has been an ongoing public debate as to whether employee stock option and employee stock purchase plan shares should be treated as a compensation expense and, if so, how to properly value such charges. If we are required to record an expense for our stock-based compensation plans using the fair value method, we would incur significant compensation charges. Although we are currently not required to record any compensation expense using the fair value method in connection with option grants that have an exercise price at or above fair market value of our common stock and for shares issued under our employee stock purchase plan, if future laws and regulations require us to treat all stock-based compensation as a compensation expense using the fair value method our results of operations could be adversely affected.

Provisions in our charter documents, Delaware law, the Internal Revenue Code and our shareholder rights plan may delay or prevent an acquisition of us, which could decrease the value of your shares.

Our certificate of incorporation and By-Laws, Delaware law and our shareholder rights plan contain provisions that could make it harder for a third party to acquire us without the consent of our board of directors. These provisions include a classified board of directors and limitations on actions by our stockholders by written consent. In addition, our board of directors has the right to issue preferred stock without stockholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer. Our shareholder rights plan will permit our stockholders to purchase shares of our common stock at a 50% discount upon the occurrence of specified events, including the acquisition by anyone of 15% or more of our common stock, unless such event is approved by our board of directors. Delaware law also imposes restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock. Although we believe these provisions provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with our board of directors, these provisions apply even if the offer may be considered beneficial by stockholders. If a change of control or change in management is delayed or prevented, the market price of our common stock could suffer. In addition, an acquisition or further issuance of our common stock could trigger the application of Section 355(e) of the Internal Revenue Code. Under our tax sharing agreement with Millipore, we would be required to indemnify Millipore for the resulting tax and this indemnity obligation might discourage, delay or prevent a change of control that stockholders may consider favorable.

Your percentage ownership in us may be diluted by future issuances of capital stock, which could reduce your influence over matters on which stockholders vote.

Our board of directors has the authority, without action or vote of our stockholders, to issue all or any part of our authorized but unissued shares. Issuances of common stock or the exercise of employee and director stock options would dilute your percentage ownership interest, which will have the effect of reducing your influence over matters on which our stockholders vote. In addition, if the issuances are made at prices that reflect a discount from the then current trading price of our common stock, your interest in the book value of our common stock might be diluted.

Risks Related to our Separation from Millipore

Our pre-separation historical financial information may not be representative of our results as a stand-alone company and, therefore, may not be reliable as an indicator of our historical or future results.

We have only a limited operating history as an independent company. Prior to our separation from Millipore, Millipore did not account for us, and we were not operated, as a stand-alone entity. The historical combined financial information included in reports incorporated into this prospectus were derived in part from Millipore’s consolidated financial statements and may not be indicative of our financial position, results of operations or cash flows in the future nor is it necessarily indicative of what our financial position, results of operations or cash flows would have been had we been a stand-alone entity for all of the periods presented. This is primarily a result of the following factors:

•	our historical combined financial statements reflect allocations for periods prior to our separation from Millipore, primarily with respect to general corporate and research expenses; these allocations may be less than the general corporate and research expenses we will incur in the future as a stand-alone company; and

•	our historical combined financial statements do not fully reflect the significant changes that have occurred and that we expect to occur in the future as a result of our separation from Millipore, including changes in how we fund our operations, conduct research and tax planning and manage employee matters.

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

Following our separation from Millipore, we do not have access to the membrane research and development resources that were previously available to us, which could limit our research and development activities, thereby inhibiting our ability to develop new membrane products in response to competitive pressures and harming our business and prospects.

Prior to our separation from Millipore, many research and development projects were conducted through the centralized Millipore research group. Following our separation from Millipore, while our research and development personnel have been transferred to us in accordance with the terms of the separation agreements, we do not have access to any other resources or personnel in Millipore’s research group other than in specific limited circumstances outlined in our research agreement with Millipore. As a result, we will not have access to all of the research and development facilities and resources, including membrane research resources, that were previously available to us, and we may not be able to manage projects as successfully as we have in the past. If we are unable to continue to successfully develop new membrane products and technology through internal research and development activities, we may not be able to maintain our market position or successfully grow our business and our business and prospects may be harmed.

Our agreements with Millipore limit our ability to use Millipore’s technology to fields of use in the microelectronics industry and may prevent us from expanding our business beyond the microelectronics industry.

Our use of Millipore’s technology is governed by the agreements governing our separation from Millipore, such as the master patent license agreement and the master trade secret and know-how agreement. The licenses granted by these agreements prohibit our use of Millipore’s technology in fields of use outside of the microelectronics industry. In general, where technology is used both by Millipore in the manufacture of its products and by us in the manufacture of our products, Millipore retained ownership of the technology and granted us a license to use the technology limited to fields of use in the microelectronics industry. In some cases, Millipore transferred ownership of the technology to us and retained an exclusive license to the technology in its fields of use in the biopharmaceutical and related industries. Under the master patent license agreement and the master trade secret and know-how agreement, we may sell products using Millipore’s technology only to customers in the microelectronics industry, as defined in the agreements, and we may not transfer the technology except in limited circumstances. These restrictions could limit our ability to expand our business into markets outside the microelectronics industry, which could limit our growth.

We may have potential business conflicts of interest with Millipore with respect to our past and ongoing relationships.

Conflicts of interest may arise between Millipore and us in a number of areas relating to our past and ongoing relationships, including:

•	labor, tax, employee benefit, intellectual property, indemnification and other matters arising from our separation from Millipore;

•	employee retention and recruiting;

•	the nature, quality and pricing of membrane manufacturing services Millipore has agreed to provide us;

•	business opportunities that may be attractive to both Millipore and us; and

•	the terms of the non-competition provisions contained in the separation agreements between Millipore and us, which govern Millipore’s ability to compete with us.

•	competition between Millipore and us in areas outside of our separation agreements, especially if Millipore chooses to reestablish a microelectronics business unit, or work with third party to establish a competitive capability.

We may not be able to resolve any potential conflicts, and even if we do, the resolution may be less favorable because of our prior affiliation with Millipore and our continuing reliance on Millipore to provide transitional manufacturing services.

In addition, Millipore may terminate transitional arrangements that currently generate income for us..

Our ability to engage in acquisitions and other strategic transactions using our stock is subject to limitations because of the federal income tax requirements for a tax-free distribution.

In order for the distribution of our stock by Millipore to continue to qualify as tax-free to Millipore and its stockholders, there must not be a change in ownership of 50% or more in either the voting power or value of either our stock or Millipore’s stock that is considered to be part of a plan or a series of related transactions related to Millipore’s distribution of our stock to its stockholders. For this purpose, a change in ownership may include the issuance of our common stock or Millipore’s common stock in acquisitions and other similar strategic transactions or for compensation of employees and others. If there is a direct or indirect acquisition of our stock or Millipore’s stock by one or more persons during the four-year period beginning two years prior to and ending two years after the spin-out distribution of our shares, it may be presumed to be part of a plan or a series of related transactions related to Millipore’s distribution of our stock, and the distribution will be taxable to Millipore unless the presumption is successfully rebutted. The direct or indirect acquisition of our stock can include open market transactions. As a result, if within two years of the distribution any person or group of persons acting pursuant to a coordinated plan acquires 50% or more of our common stock, including through open market transactions, that is part of a plan or series of related transactions with the distribution by Millipore of our common stock, the distribution will be taxable to Millipore. Pursuant to our tax sharing agreement with Millipore, we may be responsible for the tax imposed on Millipore if the distribution fails to qualify as tax-free. For the above reasons, we are limited in our ability to use our stock for acquisitions and other similar strategic transactions or for compensation of employees and others. Many of our competitors have issued their stock to complete acquisitions, to expand their product offerings and speed the development of new technology, and to attract and retain employees and other key personnel. Therefore, these competitors may have a significant competitive advantage over us.

We may be responsible for income tax liabilities that relate to the distribution of shares of our common stock by Millipore and for other tax liabilities.

Millipore has received a tax ruling from the Internal Revenue Service to the effect that the distribution will qualify as a tax-free distribution for U.S. federal income tax purposes. The tax ruling is binding on the IRS, and can be relied upon by Millipore provided that the factual representations and assumptions made in Millipore’s request are true. We are not aware of any facts or circumstances that would cause such representations and assumptions to be untrue. Our tax sharing agreement with Millipore provides that we will be responsible for certain taxes imposed on Millipore, us or our respective subsidiaries if (i) we or one or more of our shareholders are responsible for the distribution’s failure to qualify for tax-free treatment, or (ii) the distribution of our shares subsequently becomes taxable to Millipore as a result of a change of ownership of 50% or more of the voting power or value of our stock. The process for determining whether a change of ownership has occurred under the tax rules is complex. If we do not carefully monitor our compliance with these rules we might inadvertently cause or permit a change of ownership to occur, triggering our obligation to indemnify Millipore pursuant to the tax sharing agreement. In addition, our obligation to indemnify Millipore in the event that a change of ownership causes the distribution not to be tax-free could discourage or prevent a third party from making a proposal to acquire our company. If the distribution by Millipore was determined to be taxable, the U.S. federal income tax payable by Millipore as a result of the distribution for which we have agreed to indemnify Millipore would be equal to 35% of the difference between the market value of the distributed stock on the date of the distribution and the tax basis of such stock. Assuming a market value of $10.50 per share for the distributed stock, the U.S. federal income tax payable by Millipore would equal approximately $63.5 million. If we were required to pay any of the taxes described above, the payment would significantly harm our business, financial position, results of operations and cash flow. In addition, under the tax sharing agreement that we entered into with Millipore, we are responsible for tax liabilities and adjustments to tax liabilities with respect to those Millipore foreign subsidiaries which we acquired pursuant to our separation from Millipore for periods prior to that separation. As we operate independently of Millipore we may adopt tax strategies different from those Millipore has followed which could impact our tax liability.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, and assets and liabilities denominated in currencies other than the U.S. dollar. We sell our products in many countries and a substantial portion of our net sales and a portion of our costs and expenses are denominated in foreign currencies. Approximately 73% of our net sales for the nine months ended September 27, 2003 were derived from customers located outside of the U.S., principally in Asia and Japan. This exposes us to risks associated with changes in foreign currency that can adversely impact revenues, net income and cash flow. In addition, we are potentially subject to concentrations of credit risk, principally in accounts receivable, as historically we have relied on a limited number of customers for a substantial portion of our net sales. We perform ongoing credit evaluations of our customers and we generally do not require collateral. Our major customers are large, well-established microelectronics companies that have historically paid their account balances in a timely manner. We do not currently hold derivative financial instruments and continue to evaluate our future hedging strategy.

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

During the quarterly period ended September 27, 2003 there have been no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments in the patent litigation as previously reported in Part II, Item 1 of the Company’s Form 10-Q Report for the period ended March 29, 2003; see also Part I, Item 1, Note 14 of the Notes to Consolidated Financial Statements on page 11 of this Report.

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits

The following exhibits are filed with:

	Exhibit 10.1	Executive Termination (Change Of Control) Agreement with Gerry Mackay

	Exhibit 10.2	Indemnification Agreement with Gerry Mackay

	Exhibit 10.3	Executive Termination (Change Of Control) Agreement with Jieh-Hwa Shyu

	Exhibit 10.4	Indemnification Agreement with Jieh-Hwa Shyu

	Exhibit 10.5	Letter Agreement with Gerry Mackay

	Exhibit 10.6	2003 Employment Inducement and Acquisition Stock Option Plan

	Exhibit 31.1	Certification Required by Rule 13a-14(a) by C. William Zadel

	Exhibit 31.2	Certification Required by Rule 13a-14(a) by Bertrand Loy

The following exhibit is furnished as an exhibit to the report in accordance with Rules 13a – 14 and 15d – 14:

	Exhibit 32.1	Certification of Chief Executive Officer and of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.	Reports on Form 8-K

Report on Form 8-K, dated July 28, 2003, furnishing Item 9 and 12 disclosures with respect to a press release announcing earnings for the second quarter of fiscal year 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MYKROLIS CORPORATION

Registrant

Date	November 3, 2003	/s/ Bertrand Loy Bertrand Loy Vice President and Chief Financial Officer

Date	November 3, 2003	/s/ Robert Hammond Robert Hammond Corporate Controller

EXHIBIT INDEX

Exhibit #	Description

10.1	Executive Termination (Change Of Control) Agreement with Gerry Mackay

10.2	Indemnification Agreement with Gerry Mackay

10.3	Executive Termination (Change Of Control) Agreement with Jieh-Hwa Shyu

10.4	Indemnification Agreement with Jieh-Hwa Shyu

10.5	Letter Agreement with Gerry Mackay

10.6	2003 Employment Inducement and Acquisition Stock Option Plan

31.1	Certification Required by Rule 13a-14(a) by C. William Zadel

31.2	Certification Required by Rule 13a-14(a) by Bertrand Loy

32.1	Certification of Chief Executive Officer and of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002