Form 10-K
period 2003-12-31
MYKROLIS CORP
filed 2004-03-15
CIK 1133082

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003 or

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

As of June 30, 2003, the aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant was approximately $402,923,950 based on the closing price on that date on the New York Stock Exchange.

As of January 31, 2004, 40,855,396 shares of the registrant’s Common Stock were outstanding.

Documents Incorporated by Reference

Document	Incorporated into Form 10-K
Definitive Proxy Statement, dated March 26, 2004	Part III

Part I

Item 1.    Business.

The Company

Mykrolis is a worldwide developer, manufacturer and supplier of liquid and gas delivery systems, components and consumables used to precisely measure, deliver, control and purify the process liquids, gases and chemicals that are used in the semiconductor manufacturing process. Our products are also used to manufacture a range of other products, such as flat panel displays, high purity chemicals, photoresists, solar cells, gas lasers, optical and magnetic storage devices and fiber optic cables. We sell our products worldwide through a direct sales force and through distributors in selected regions. Mykrolis Corporation was formed in 2000 in connection with the spin-off by Millipore Corporation of its microelectronics business unit. Our history is described in greater detail under “Our History” below.

We offer a diverse product line, grouped in 250 product categories, including both consumable products and equipment products. We also integrate consummable products and equipment components into subsystems that provide solutions to meet the liquid and gas delivery needs of our customers.

•	We offer more than 2,500 consumable products. Our consumable products are used by our customers in the manufacturing process and require periodic replacement to maintain the purity and precision of the manufacturing process. These products use a number of purification technologies to remove particles, ions and molecules from liquid and gas streams.

•	Our equipment products include components, systems and subsystems that use electro-mechanical, pressure differential and related technologies, to permit semiconductor and other electronics manufacturers to monitor and control the flow and condition of process liquids and gases, as well as vacuum systems used in these manufacturing processes.

During the fourth quarter of 2003, Mykrolis acquired the business and certain of the assets and liabilities of Aeronex, Inc., a privately held company that developed, manufactured and marketed gas purification components and systems. The Aeronex products complement our line of gas purifiers. Aeronex’s results of operations are included in our consolidated and combined financial statements since October 27, 2003, the date of purchase.

Unless the context otherwise requires, the terms “Mykrolis”, “we”, “our”, or the “Company” mean Mykrolis Corporation and its subsidiaries and the term “Millipore” means Millipore Corporation and its subsidiaries when referring to periods prior to March 31, 2001 and Millipore Corporation and its subsidiaries other than Mykrolis when referring to periods subsequent to March 31, 2001.

Background

The manufacture of semiconductors requires hundreds of process steps which take place in the controlled environment of process chambers within the semiconductor tool. We offer products for each of the primary processing steps in the manufacture of semiconductors which are listed below.

Deposition.    Deposition refers to placing layers of insulating or conductive materials on a wafer surface in thin films that make up the circuit elements of semiconductor devices. The two main deposition processes are physical vapor deposition, where a thin film is deposited on a wafer surface in a low-pressure gas environment, and chemical vapor deposition, where a thin film is deposited on a wafer surface using a gas medium and a chemical bonding process. In addition, electro-plating technology is utilized for the deposition of low resistance conductive materials such as copper. The control of uniformity and thickness of these films through filtration and purification of the fluids and materials used during the process is critical to the performance of the semiconductor circuit and, consequently, the manufacturing yield.

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

Photolithography.    Photolithography is the process step that defines the patterns of the circuits to be built on the chip. Before photolithography, a wafer is pre-coated with photoresist, a light sensitive film composed of ultra-high purity chemicals in liquid form. The photoresist is exposed to specific forms of radiation, such as ultraviolet light, electrons or x-rays, to form patterns which eventually become the circuitry on the chip. This process is repeated many times, using different patterns and interconnects between layers to form the complex, multi-layer circuitry on a semiconductor chip. As device geometries decrease and wafer sizes increase, it is even more critical that these photoresists are dispensed on to the chip with accurate thickness and uniformity, as well as with low levels of contamination, and that the process gases are free of micro-contamination so that manufacturers can achieve acceptable yields in the manufacturing process.

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

The increasing complexity of semiconductor devices has resulted in the need for more complex, higher-precision liquid and gas delivery, measurement, control and purification systems and subsystems. The ability of semiconductor device manufacturers to offer integrated circuits with smaller geometries, greater functionality and higher performance at a lower cost requires continuous improvements in semiconductor process equipment, process controls and liquid and gas delivery systems. The design and performance of those liquid and gas delivery systems, subsystems, components and consumables are critical to the semiconductor manufacturing process because they directly affect cost of ownership and manufacturing yields.

In addition, as equipment and process complexity in semiconductor manufacturing increases, semiconductor original equipment manufacturers and device manufacturers are seeking to improve time-to-market, reduce manufacturing costs, improve production quality and enhance product reliability and long-term service and support. To address these challenges, semiconductor equipment companies and device manufacturers are outsourcing the design and manufacture of liquid and gas delivery, measurement, control and purification systems, subsystems, components, and consumables to us and to other well-established subsystem and component companies that have worldwide presence and leading technologies.

Many of the processes used to manufacture semiconductors are also used to manufacture flat panel displays, magnetic and optical storage devices and fiber optic cables for telecommunications, resulting in the need for similar filtration, purification, control and measurement capabilities.

Our Business Strategy

Our objective is to be a global leader providing innovative process solutions to the semiconductor and ancillary markets. We intend to build upon our position as a worldwide developer, manufacturer and supplier of liquid and gas delivery systems, components and consumables used by semiconductor and other electronic device manufacturers to grow our business in these and other high value-added manufacturing process markets. Our strategy includes the following key elements:

Comprehensive and Diverse Product Offerings.    The semiconductor manufacturing industry is driven by rapid technological changes and intense competition. We believe that semiconductor manufacturers are seeking process control suppliers who can provide a broad range of reliable, flexible and cost effective products, as well as the technological and application design expertise necessary to deliver effective solutions. Our comprehensive product offerings enable us to meet a broad range of customer needs and provide a single source of flexible product offerings for semiconductor device and capital equipment manufacturers as they seek to consolidate their supplier relationships to a smaller select group. In addition, we believe manufacturers of semiconductor tools are looking to their suppliers for subsystems that provide more integrated functionality and that can seamlessly communicate with other equipment. We believe our offering of consumables and equipment, as well as our ability to integrate them, allows us to provide advanced subsystems.

Diversified Revenue Stream.    We target a diversified revenue stream by balancing our sales of component and subsystem equipment products with sales of our consumable products. Our consumable products provide a relatively more stable and recurring source of revenue in an otherwise cyclical industry. Our equipment products, sales of which are generally driven by such factors as the construction and expansion of semiconductor manufacturing facilities and the retrofitting and renovation of existing semiconductor facilities, position us to benefit from increases in capital spending that typically occur during industry upturns.

Technology Leadership.    With the emergence of smaller and more powerful semiconductor devices, and the deployment of new materials and processes to produce them, we believe there is a need for greater contamination and process control within the semiconductor fabrication process. We seek to extend our technology by developing advanced products that address more stringent requirements for greater contamination control, fluid delivery and monitoring, and system integration. We have continuously improved our products as our customers’ needs have evolved. For example, we have expanded upon our proprietary two-stage dispense technology with integrated filtration for photoresist delivery, where the photoresist is filtered through one pump and precisely dispensed through a second pump at a different flow rate to reduce defects on wafers.

Strong Customer Base.    We have established ongoing relationships with many leading semiconductor device manufacturers and original equipment manufacturers, gas and chemical manufacturing companies and manufacturers of high precision electronics. These industry relationships have provided us with the opportunity for significant collaboration with our customers at the product design stage which has facilitated our ability to introduce new products and applications that meet our customers’ needs. For example, we work with our key customers at the pre-design and design stage to identify and respond to their requests for current and future generations of products. We target opportunities to offer new technologies in emerging applications, such as copper plating, chemical mechanical planarization, wet and dry cleaning systems and photolithography. We believe that our large customer base will continue to be an important source of new product development ideas.

Global Presence.    We have established a global infrastructure of design, manufacturing, distribution, service and support facilities to meet the needs of our customers. In addition, we may expand our global infrastructure, either through acquisition or internal development, to accommodate increased demand or we may consolidate inefficient operations to optimize our manufacturing and other capabilities. For example, we have established sales and service offices in China in anticipation of a growing semiconductor manufacturing base in that region. As semiconductor and other electronic device manufacturers have become increasingly global, they have required that suppliers offer comprehensive local repair and customer support services. We maintain our customer relationships through a combination of direct sales and support personnel and selected independent sales representatives and distributors in Asia, Europe and the Middle East.

Ancillary Markets.    We plan to leverage our accumulated expertise in the semiconductor industry by developing products for applications that employ similar production processes that utilize high purity fluids, integrated dispense systems and vacuum-based production technologies. Our products are used in manufacturing processes outside of the semiconductor industry, including the manufacturing of flat panel displays, high-purity chemicals, photoresists, solar cells, gas lasers, optical and magnetic storage devices and fiber optic cables. We plan to continue to identify and develop products that address advanced materials processing applications where fluid management plays a critical role. We believe that by utilizing our technology to provide manufacturing solutions across multiple industries we are able to increase the total available market for our products and reduce, to an extent, our exposure to the cyclicality of any particular market. In addition, as the dynamics of the markets that we serve shift, we will re-evaluate the ability of our existing businesses to provide value added solutions to those markets in a manner that contributes to our achieving our objective; in the event that we conclude that a business is not able to do this, we expect to restructure or replace that business.

Strategic Acquisitions and Partnerships.    We plan to pursue strategic acquisitions and business partnerships that enable us to address gaps in our product offerings, secure new customers, diversify into complementary product markets or broaden our technological capabilities and product offerings. During the fourth quarter of 2003, we acquired the business and certain of the assets and liabilities of Aeronex, Inc., a privately held company that developed, manufactured and marketed gas purification components and systems. In addition, we are continuously evaluating opportunities for strategic alliances and joint development efforts with key customers and other industry leaders.

Products

Our products include consumable products and equipment products that are used in the manufacture of semiconductors and other high precision electronic devices. Our consumable products include liquid filtration and purification products and gas filtration and purification products as well as other filtration components and service programs. Our equipment products include precision liquid dispense systems, mass flow and pressure controllers, gas purification systems and vacuum gauges. These products are used by customers in manufacturing operations to remove contaminants in liquid and gas processes, to purify liquids and gases, to measure and control flow rates and to control and monitor pressure and vacuum levels during the manufacturing process. In addition, we integrate consumable products and equipment components into subsystems that provide our customers with integrated solutions to meet a particular liquid and gas needs. Consumable products, including service revenue, accounted for 71%, 65% and 58%, of our net sales for the years ended December 31, 2003, 2002, and 2001, respectively, and equipment products accounted for 29%, 35% and 42%, respectively, of our net sales in these same periods. In each of these periods liquid filtration and purification products accounted for more than two-thirds of our net sales from consumable products. For the years ended December 31, 2003, 2002 and 2001, our gas delivery products accounted for approximately 55%, 54% and 61%, respectively, of our net sales from equipment products. Our two product classes include the following specific product types:

Consumable Products

Our consumable products include membrane based liquid filters and housings, metal based gas filters and resin based gas purifiers, which purify the process fluids used in the semiconductor manufacturing process. The key drivers of demand for our consumable products include the utilization rate of semiconductor fabrication facilities, the number of semiconductor wafers being manufactured and the timing of semiconductor plant preventative maintenance programs during which filters are usually replaced.

Liquid Filtration and Purification Products

Liquid processing occurs during multiple manufacturing steps including photolithography, deposition, planarization and surface etching and cleaning. The fluids that are used include various mixtures of acids, bases, solvents, slurries and photochemicals, which in turn are used over a broad range of operating conditions, including temperatures from 5 degrees Celsius up to 180 degrees Celsius. The design and performance of our liquid filtration and purification products are critical to the semiconductor manufacturing process because they directly affect the cost of ownership and manufacturing yield. Specially designed proprietary filters remove sub-micron sized particles and bubbles from the different fluid streams that are used in the manufacturing process. Some of our filters are constructed with ultra-high molecular weight polyethylene hollow fiber and flat sheet membranes that offer improved bubble clearance and gel removal, either of which can cause defects in the wafers if not removed. Our low hold-up volume disposable filters, with hollow fiber or flat sheet membranes, use our Connectology™ technology to allow filter changes in less than a minute, significantly faster than conventional filters, to reduce the amount of expensive chemicals lost each time a filter is changed and to minimize operator exposure to hazardous solvents and vapors during changeout.

Gas Filtration and Purification Products

Our Wafergard®, ChamberGard™ and Waferpure® particle and molecular filtration products purify the gas entering the process chamber in order to eliminate system and wafer problems due to particulate, atmospheric and chemical contaminants. These filters are able to retain substantially all particles 0.003 microns and larger. Our metal filters, such as stainless steel and nickel filters, reduce outgassing and improve corrosion resistance. Our Waferpure® and Aeronex Gatekeeper® purifiers chemically react with and absorb volatile contaminants, such as oxygen and water, to prevent contamination and our ChamberGard™ vent diffusers reduce particle contamination and processing cycle times.

Equipment

Our equipment products include precision liquid dispense systems, mass flow and pressure controllers, gas purification systems and vacuum gauges as well as other equipment components. The key drivers of demand for our equipment products include the expansion and construction of semiconductor fabrication facilities, retrofitting and renovation of existing semiconductor production equipment and the installation of new processes in semiconductor fabrication facilities.

Liquid Delivery Systems

Our proprietary photochemical filtration and dispense systems integrate our patented two-stage, filter device and valve control technologies. We believe that we offer the microelectronics industry the only integrated filtration and dispense systems and that our proprietary patented two-stage technology has a significant advantage over conventional single-stage technology. Our two-stage technology permits the filtering and dispense functions to operate independently so that filtering and dispensing of photochemicals can occur at different rates, reducing the differential pressure across the filter, conserving expensive photochemicals and resulting in reduced defects in wafers. As described above, we offer a line of proprietary filters specifically designed to efficiently connect with our liquid delivery systems. Our patented digital valve control technology improves chemical uniformity on wafers and improves ease of optimized system operation. In addition, our integrated high precision liquid dispense systems enable uniform application of photoresists for the spin-coating process where uniformity is measured in units of Angstroms, a tiny fraction of the thickness of a human hair.

Gas Delivery Products and Purification Systems

We offer a wide variety of gas delivery and purification products to meet the stringent requirements of semiconductor processing, including mass flow controllers, transducers, vacuum gauges, valves and controllers and gas purification systems.

Our mass flow controllers automatically and precisely measure and control the flow rates of multiple liquids and gases into the semiconductor tool process chamber in order to maintain circuit quality, reduce maintenance requirements and prolong the life of the equipment used in the manufacturing process. We have also developed pressure-based mass flow controllers, which measure and control the liquids and gases by controlling the pressure applied to these fluids. Our IntelliFlow® product platform combines our gas measurement and control products with the DeviceNet™ communications protocol to provide a digital solution to achieve advanced process control and network communications to provide real time feedback as to gas measurement and control performance, thereby minimizing costly unscheduled down time.

Our Aeronex Infinity™ Gas Purification Systems contain dual resin beds providing a continuous supply of purified gas without process interruption. These gas purification systems are capable of handling higher flow rates and longer duty cycles than cartridge purifiers.

We also offer other equipment components including: transducers to measure the pressure in the process gas feed line and of the process fluids during semiconductor manufacturing; vacuum gauges to directly measure the level of pressure in the process chamber and between the process chamber and a pump; and vacuum controllers to receive signals from the vacuum gauges and provide the necessary control signals to the vacuum valves in order to maintain precise processing parameters.

We believe that our customers will increasingly demand more integrated products and systems that combine the functionality of many of our gas delivery products which were previously purchased as discrete components.

Worldwide Applications Development and Field Support Capabilities

We provide strong technical support to our customers through local service groups and engineers consisting of field applications engineers, technical service groups, applications development groups and training capabilities. Our field applications engineers, located in the United States and in eight other countries, work directly with our customers on product qualification and process improvement in their facilities. In addition, in response to customer needs for local technical service and fast turn-around time, we maintain regional applications laboratories. Our applications laboratories maintain process equipment that simulate customers’ applications and industry test standards and provide product evaluation, technical support and complaint resolution for our customers. Our service centers are responsible for calibration, repairs and servicing of our products. These service centers also support industry collaborations and provide additional technical expertise to our customers. We have service centers located in California, Texas, Japan, Korea, China, Taiwan, Singapore, Germany and France.

Customers and Markets

Our major customer groups include semiconductor device manufacturers, original equipment manufacturers that provide equipment to semiconductor device manufacturers, gas and chemical manufacturing companies and manufacturers of high precision electronics.

Our most significant customers based on sales in 2003 include industry leaders, such as Applied Materials, Inc., Dainippon Screen Manufacturing Co., Ltd., Samsung Electronics Co., Ltd., Taiwan Semiconductor Manufacturing Co. Ltd., Tokyo Electron Limited and UMC Group. We also sell our products to flat panel display original equipment manufacturers, materials suppliers and end-users. The major manufacturers for flat panel displays and flat panel display equipment are concentrated in Japan, Korea and other parts of Asia.

In 2003, 2002 and 2001, net sales to our top ten customers accounted for approximately 34%, 35% and 33%, respectively, of our net sales. During those same periods, our largest single customer accounted for approximately 11%, 13% and 14%, respectively, of our net sales and international net sales represented approximately 73%, 69% and 67%, respectively, of our net sales. Over 2,700 customers purchased products from us during 2003.

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

Sales and Marketing

We sell our products worldwide primarily through our own direct sales force located in twelve offices in all major semiconductor markets, as well as through independent distributors elsewhere. As of December 31, 2003, our sales and marketing force consisted of approximately 180 employees worldwide. Our direct sales force is supplemented by independent sales representatives and agents.

Our marketing efforts focus on our “push/pull” marketing strategy in order to maximize our selling opportunities. We work with original equipment manufacturers who design tools that require our products and we create end user demand where the products are specified by the semiconductor manufacturers. Our industry relationships have provided us with the opportunity for significant collaboration with our customers at the product design stage that has facilitated our ability to introduce new products and applications that meet our customers’ needs. In addition, we are constantly identifying for our customers the variety of analytical, purification and process control challenges which may be addressed by our products. Further, we adapt our products and technologies to process control issues identified by our customers. Our sales representatives provide our customers with worldwide support and information about our products.

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

• customer service and support;

We believe that we compete favorably with respect to all of the factors listed above, but we cannot assure you that we will continue to do so. We believe that our key competitive strengths include our broad product line, the low total cost of ownership of our products, our ability to provide our customers with quick order fulfillment and our technical expertise. However, our competitive position varies depending on the market segment and specific product areas within these segments. For example, in the market for photochemical dispense systems, we believe that our patented technology, our longstanding relationship with the leading original equipment manufacturer in this market niche and our ability to support our customers’ needs on a global basis have allowed us to compete favorably. In contrast, other companies have more established positions in the markets related to gas delivery systems and components, such as gas flow measurement and control products, pressure measurement and control products and vacuum gauges, valves and controllers. While we have longstanding relationships with a number of semiconductor and other electronic device manufacturers, we also face significant competition from companies that have longstanding relationships with other semiconductor and electronic device manufacturers and, as a result, have been able to have their products specified by those customers for use in manufacturers’ fabrication facilities. In addition, some of our competitors have cost advantages over us in the markets for gas delivery systems and components due to their larger market share and the related economies of scale. In the markets for our consumable products, we believe that our differentiated membrane technology, strong supply chain capabilities, which allow us to provide our customers with quick order fulfillment, and technical expertise, which enables us to develop membranes to meet specific customer needs and assist our customers in improving the functionality of our membranes for particular applications, allow us to compete favorably. In these markets our competitors compete against us on the basis of price, as well as alternative membrane technology having different functionality, manufacturing capabilities and breadth of geographic presence.

The market for our products is highly fragmented, and we compete with a number of different companies, including Advanced Energy Industries Inc., Celerity Group, Inc., Iwaki Co., Ltd., MKS Instruments, Inc., Mott Metallurgical Corporation and Pall Corporation. Some of our competitors are larger and have greater resources than we do. In some cases, our competitors are smaller than us, but well-established in specific product niches. However, we believe that none of our competitors competes with us across all of our product offerings and that, within the markets that we serve, we offer a broader line of products, make use of a wider range of process control technologies and address a broader range of applications than any single competitor. Nonetheless, competitors with greater financial resources may be able to offer lower prices, additional products or services or other incentives that we cannot match or offer. These competitors may be in a stronger position to respond quickly to new technological trends, devote more resources to capitalize on those new technological trends and may be able to undertake more extensive marketing campaigns. They also may adopt more aggressive pricing policies and make more attractive offers to potential customers, employees and strategic partners.

Semiconductor and other electronic device manufacturers may direct semiconductor capital equipment manufacturers to use a specified supplier’s product in their equipment. Accordingly, our success depends in part on our ability to have semiconductor and other electronic device manufacturers specify that our products be used at their fabrication facilities. Some of our competitors may have more developed relationships with semiconductor and other electronic device manufacturers, which enable them to have their products specified for use in manufacturers’ fabrication facilities.

Research and Development

Our aggregate research and development expenses in 2003, 2002 and 2001 were $19.1 million, $19.7 million and $19.8 million, respectively. As of December 31, 2003, we had approximately 102 employees in engineering, research and development. In addition, we have followed a practice of supplementing our internal research and development efforts by licensing technology from unaffiliated third parties and/or acquiring distribution rights with respect thereto when we believe it is in our long-term interests to do so.

To meet the global needs of our customers, we have research and development capabilities in the United States and Japan. Our research and development efforts are directed toward developing and improving our technology platforms for semiconductor and advanced processing applications and identifying and developing products for new applications for which fluid management plays a critical role. Key elements of our 2003 and 2002 research development expenses were related to the development of the new product platforms to meet the manufacturing needs for 90 and 65 nanometer semiconductor devices. Driven by the proliferation of new materials and chemicals in the manufacturing processes, and increased needs for tighter process control for 300mm wafers, investments were made for new contamination control products in area of copper interconnects, deep ultra-violet (DUV) photolithography; and chemical and gas management technologies for advanced wafer cleans, deposition and etch equipment. Additional investments were made in area of advanced process control, monitoring and diagnostics capabilities for future generations of semiconductor manufacturing processes. We have undertaken an initiative to involve our marketing, engineering, manufacturing and sales personnel in the development of new products in order to reduce the time to market for new products. Our employees also work closely with our customers’ development personnel. These relationships help us identify and define future technical needs on which to focus our research and development efforts. In addition, we participate in Semiconductor Equipment and Materials International (SEMI), a consortium of semiconductor equipment suppliers. We also support research at academic and other institutions targeted at advances in materials science and semiconductor process development. Finally we continue to maintain a membrane research agreement with Millipore that was entered into at the time of our separation from Millipore and continues in effect through March 31, 2006.

Patents and Other Intellectual Property Rights

We rely on a combination of patent, copyright, trademark and trade secret laws and license agreements to establish and protect our proprietary rights. We maintain 130 U.S. issued and enforceable patents, 182 issued and enforceable foreign patents, including counterparts to U.S. filings, 102 pending U.S. patent applications, 29 pending filings under the Patent Cooperation Treaty not yet nationalized and 298 pending foreign patent applications. While we believe that patents may be important for aspects of our business, such as our patents related to photoresist dispense pumps, polymeric membranes and surface chemistries, gas filters and purifiers, gas and liquid contactors, fluid control processes, mass flow controllers and our Connectology™ products, which U.S. patents expire between 2005 and 2022, we believe that our success also depends more upon close customer contact, innovation, technological expertise, responsiveness and worldwide distribution. Additionally, while our patented technology may delay or deter a competitor in offering a competing product, we do not believe that our patent portfolio functions as a barrier to entry for any of our competitors. In addition, while we license and will continue to license technology used in the manufacture and distribution of products from third parties, except as described in the “Risks Related to our Separation from Millipore” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 below, which information is hereby incorporated by reference, these licenses are not currently related to any of our core product technology.

We require each of our employees, including our executive officers, to enter into standard agreements pursuant to which the employee agrees to keep confidential all of our proprietary information and to assign to us all inventions made while employed by us.

A number of our patented products were specifically developed in response to the transition from 200 millimeter wafers to 300 millimeter wafers, and many of our new products are specifically targeted to meet the more stringent requirements for the advanced technologies dominating 300 millimeter wafer manufacturing processes. Examples include our Solaris® chemical mechanical planarization filters for copper slurries, IntelliGen® photoresist dispense with digital valves targeted for photolithography applications and our IntelliFlow® mass flow controllers for 300 millimeter tool automation.

In connection with our separation from Millipore, we were assigned patents and trademarks which relate exclusively to our business. Patented technology that was used by both Millipore and Mykrolis was generally retained by Millipore and licensed to us with exclusive rights in our fields of use that are generally defined by the operating scope of our business at the time of our separation from Millipore. In some cases, the technology was transferred to us, and we granted Millipore an exclusive license in its fields of use in the biopharmaceutical and related industries. These licenses are assignable by the licensee only in connection with a sale of its business, do not require the payment of any license fees or royalties by either Millipore or us and will continue in effect for the life of the patents. In addition, in order to assure future access to patented technology not licensed as part of the separation, the separation agreements provide each of us with a technology license option. The option grants each party a five-year option to acquire a royalty bearing license to patented technology existing as of the separation date that is owned by the other party and is not currently used by the optionee but may be useful for future products, with exclusive rights in its fields of use. The license term would extend for the life of the subject patents.

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

Employees

As of February 1, 2004, we had approximately 877 full-time employees, including approximately 102 in engineering, research and development and approximately 180 in sales and marketing. Given the variability of business cycles in the semiconductor industry and the quick response time required by our customers, it is critical that we be able to quickly adjust the size of our production staff to maximize efficiency. Therefore, we use skilled temporary labor as required. In connection with our separation from Millipore, we hired personnel to facilitate our operation as an independent company and in replacement of services formerly provided by Millipore’s central functions.

None of our employees are represented by a labor union or covered by a collective bargaining agreement other than statutorily mandated programs in European countries.

Information About Our Operating Segment

The Company operates in one reportable business segment that develops, manufactures and sells consumables and capital equipment products to semiconductor manufacturing companies and other companies using similar manufacturing processes, as well as Original Equipment Manufacturer (“OEM”) suppliers to those companies. In 2003, 2002 and 2001 approximately 73%, 69% and 67%, respectively, of our net sales were made to customers outside North America. Industry and geographic segment information is discussed in Note 14 to the Mykrolis Corporation Consolidated and Combined Financial Statements (the “Financial Statements”) included in Item 8 below, which Note is hereby incorporated herein by reference.

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

Our History

Mykrolis Corporation is a Delaware corporation organized on October 16, 2000 under the name Millipore MicroElectronics, Inc. in connection with the spin-off by Millipore Corporation of its microelectronics business unit. On March 27, 2001, we changed our name to Mykrolis Corporation. On March 31, 2001, Millipore effected the separation of our business from Millipore’s business by transferring to us substantially all of the assets and liabilities associated with its microelectronics business. On August 9, 2001 we completed an initial public offering of approximately 18% of the total shares of the Company’s common stock outstanding. On February 27, 2002, Millipore completed the spin-off of Mykrolis by distributing to its stockholders the 82% of our common stock that it held following our initial public offering. In the early 1980’s, Millipore internally developed products with applications in semiconductor manufacturing, which became the Millipore microelectronics business unit. Subsequently, through internal development and acquisitions, Millipore expanded that business unit into the business that was spun off as Mykrolis Corporation.

Executive Officers of Mykrolis

The following is a list, as of February 1, 2004, of the Executive Officers of Mykrolis. All of the officers of Mykrolis Corporation listed below were elected to serve until the first Directors Meeting following the 2004 Annual Stockholders Meeting.

Name	Age	Office	First Elected To Office
Corporate Officers
C. William Zadel	60	Chairman of the Board, and Chief Executive Officer	2001
Jean-Marc Pandraud	50	President and Chief Operating Officer	2001
Bertrand Loy	38	Vice President, Treasurer and Chief Financial Officer	2001
Peter W. Walcott	57	Vice President, Secretary & General Counsel	2001
Fred E. Faulkner	57	Vice President—Worldwide Manufacturing	2001
Takashi Mizuno	44	Vice President; President Nihon Mykrolis KK	2001
Gerry Mackay	41	Vice President; Worldwide Sales and Marketing	2003
Jieh Hwa Shyu	50	Vice President & Chief Technology Officer	2003

Non-Corporate Executive Officers
Sharon Pinto	50	Vice President—Human Resources	2003

C. William Zadel has been our Chairman and Chief Executive Officer since November 2000 and one of our directors since February 2001. Mr. Zadel was Chief Executive Officer, Chairman and President of Millipore from February 1996 through April 2001, at which time he resigned as President but continued as Chief Executive Officer until August 2001. Mr. Zadel continued to serve Millipore as a non-executive Chairman of the Board and a director until April 2002. Mr. Zadel had been, since 1986, President and Chief Executive Officer of Ciba Corning Diagnostics Corp., a company that develops, manufactures and sells medical diagnostic products. Prior to that he was Senior Vice President of Corning Glass Works (now Corning Inc.) Americas Operations since 1985 and Vice President of business development since 1983. Mr. Zadel currently serves on the Boards of Directors of Kulicke and Soffa Industries, Inc. and Matritech, Inc. Mr. Zadel is a Director (Chairman 1999-2001) of the Massachusetts High Technology Council. He has also served as the Chairman of the Health Industry Manufacturers Association from 1994 to 1995.

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

Gerry Mackay has been our Vice President—Worldwide Sales & Marketing since February 2002. Prior to joining Mykrolis, Mr. Mackay served Millipore in various sales and marketing capacities since August of 1987, first with Millipore’s UK subsidiary and subsequently as the General Manager for Millipore’s Asia operations and finally as Worldwide Director of Marketing—Biotechnology. Mr. Mackay was designated as an Executive Officer by our Board of Directors in April 2002, and was elected an officer of the corporation in April 2003.

Jieh Hwa Shyu has been our Vice President of Research and Development since April of 2001, was designated as an Executive Officer by our Board of Directors in April 2002 and was elected an officer of the corporation in April 2003. In January 2004 Mr. Shyu was named Chief Technology Officer of Mykrolis. Prior to our separation from Millipore, Mr. Shyu served the Microelectronic Division of Millipore as a Director of R & D from 1997 until March 2001. Prior to joining Millipore, Mr. Shyu served Digital Equipment Corporation as a Principal Engineer and Supervisor.

Sharon Pinto has been our Vice President—Human Resources since June of 2003 and was designated as an Executive Officer by our Board of Directors in October 2003. Prior to joining us Ms. Pinto had served as the Director of Human Resources at Maxtor Corporation since April 2002. From January 2001 until April 2002, Ms. Pinto was the Director of Human Resources at Tilion Inc and from January 1999 until December of 2000 she served as the Global Human Resource Director of Lionbridge Technologies Inc. Prior to that Ms. Pinto was a Senior Human Resources Manager at Polaroid Corporation.

Available Information

Our Annual Report on Form 10-K, our quarterly reports on Form 10-Q and any current reports on Form 8-K that we may file or furnish to the S.E.C. pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934 as well as any amendments to any of those reports are available free of charge on or through our website as soon as reasonably practicable after we file them with or furnish them to the S.E.C. electronically. Our website is located at http://www.Mykrolis.com; these reports can be found under “Investor Relations—SEC Filings”.

The Board of Directors adopted an amended code of business ethics, The Mykrolis Code of Conduct, applicable to all of our executives, directors and employees on June 27, 2002 as well as a set of corporate governance guidelines on December 19, 2002. The Mykrolis Code of Conduct, the Governance Guidelines and the charters for our Audit & Finance Committee and of our Management Development & Compensation Committee all appear on our website at http://www.Mykrolis.com under “Investor Relations—Governance”. The Governance Guidelines and committee charters are also available in print to any shareholder that requests a copy. Copies may be obtained by contacting Peter W. Walcott, our Vice President & General Counsel at our corporate headquarters.

Item 2.    Properties.

Our principal executive offices are located in Billerica, Massachusetts. We also have manufacturing and design facilities in the United States and Japan. Information about these facilities is set forth below:

Location	Principal Function	Approximate Square Feet		Leased/ Owned
Billerica, Massachusetts	Executive Offices, Research & Manufacturing	175,000		Leased	(1)
Allen, Texas	Research & Manufacturing	178,000		Leased	(2)
Yonezawa, Japan	Manufacturing	166,000	(3)	Owned

(1)	This lease expires March 31, 2014, but is subject to two five year renewal options.
(2)	This lease expires May 31, 2008, but is subject to two five year renewal options.
(3)	Includes 29,000 square feet leased by Millipore through 2005 and 27,000 square feet that were leased to Millipore until August 2003 which is currently unused.

In addition, we lease a 144,000 square foot building in Bedford, Massachusetts of which 70,000 square feet is subleased by us to a third party under a sublease expiring in November 2005. We have an option to purchase this leased facility at fair market value between June 2005 and November 2005, the expiration date on our lease, and our landlord has an option to sell us this facility at 90% of its fair market value prior to November 30, 2005. If our landlord exercises the option to sell, we will have one year to complete the purchase of the facility, during which time interest on the purchase price will accrue. Since this facility was deemed to be inappropriate for our business needs, we closed this facility during the third quarter of 2001. We are currently attempting to sublease the unused portion of this facility.

We lease approximately 4,200 square feet of manufacturing space in Millipore’s facility located at 80 Ashby Road, Bedford, MA under a transitional services agreement that expires March 31, 2006. We also lease approximately 21,000 square feet of research and development and manufacturing space in two buildings located in San Diego, California which we assumed pursuant to our acquisition of Aeronex, Inc. described above. The leases for this space expire in October 2004 and January 2005.

We maintain a worldwide network of sales and service centers, including two in the United States, two in Europe (one in Germany and one in France), two in Japan and five in other parts of Asia (Taiwan, Singapore,

China (Shanghai) and Korea). Leases for our facilities expire between February 2004 and March 2014. We currently expect to be able to extend the terms of expiring leases or to find suitable replacement facilities on reasonable terms.

We believe that our facilities are well-maintained and, except as described above, suitable for their respective operations. Except for approximately 25,000 square feet in our Billerica facility, 27,000 square feet in our Yonezawa plant, our Swindon U.K. site and the above described closed facility, all of our facilities are fully utilized.

In addition to the above facilities that we use or have used in our operations, we continue to be a named lessee on two leases relating to facilities located in California which were formerly used by Tylan General Corporation prior to its acquisition by Millipore in 1997. These leases expire in 2005 and 2006. These lease obligations were assumed by us pursuant to our separation from Millipore. While both of these facilities have been subleased for the remainder of their terms, under the provisions of the sublease arrangements we were not released from the lease obligations by the landlord.

Item 3.    Legal Proceedings.

On March 3, 2003 we filed a lawsuit against Pall Corporation in the United States District Court for the District of Massachusetts alleging infringement of two of the Company’s U.S. patents by a fluid separation device known as the Pall Photo Kleen EZD-2 filter assembly manufactured and sold by the defendant. Our lawsuit also seeks a preliminary injunction preventing the defendant from the manufacture, use, sale, offer for sale or importation into the U.S. of the infringing product. On March 24, 2003 defendant filed an answer denying that its fluid separation device infringed our patents; defendant also filed a counterclaim seeking a dismissal of the Company’s lawsuit, a decree that our patents are invalid and/or not infringed and costs incurred in conducting the litigation. A five day hearing on our motion for a preliminary injunction and on claim construction of our patents that are the subject of the litigation was held from August 6-12, 2003. As of the date of filing this Annual Report on Form 10-K, the Court has not ruled on our motion for preliminary injunction and upon the construction of the claims of our patents in suit.

We are also party to lawsuits arising in the ordinary course of business. We do not believe that these proceedings individually or in the aggregate will have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4.    Submission of Matters to a Vote of Security Holders.

This item is not applicable.

PART II

Item 5.    Market for Mykrolis’ Common Stock, and Related Stockholder Matters.

Mykrolis’ Common Stock, $0.01 par value, has traded on the New York Stock Exchange under the symbol “MYK” since August 10, 2001. The following table sets forth, for the indicated fiscal periods, the high and low sales prices of Mykrolis’ Common Stock (as reported on the New York Stock Exchange Composite Tape). As of February 1, 2004 there were approximately 2,313 shareholders of record.

	Range of Stock Prices
	2003		2002
	High	Low	High	Low
First Quarter	$9.31	$6.25	$16.01	$9.55
Second Quarter	$11.47	$7.25	$18.15	$10.44
Third Quarter	$14.45	$9.80	$12.08	$5.80
Fourth Quarter	$16.83	$12.00	$8.90	$3.18

The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain all available earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future. On November 29, 2001 the Mykrolis Board of Directors declared a dividend of one common stock purchase right for each share of Mykrolis Common Stock outstanding to shareholders of record on December 31, 2001, payable on January 4, 2002. For a description of the Common Stock Rights Plan see “Other Information” in Item 1 above. Each right entitles the holder to purchase one share of Mykrolis Corporation Common Stock at a price of $130.

On October 27, 2003, we acquired the business and certain of the assets and liabilities of Aeronex, Inc. in exchange for cash and 333,333 shares of our common stock. The common stock issued in this transaction was sold in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933 relating to sales by an issuer not involving any public offering. Pursuant to the terms of the Aeronex acquisition agreement, the shares issued in this transaction have been deposited in escrow for a period of one year following the closing date to secure certain of the sellers’ obligations thereunder. In addition, we agreed to prepare and file a registration statement on Form S-3 covering those shares for resale on or before the first anniversary of the closing date.

Item 6.    Selected Financial Data.

The following table sets forth selected historical financial information derived from our audited consolidated and combined balance sheets and statements of operations as of and for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 . Our combined financial statements for periods prior to March 31, 2001 include amounts that have been derived from the consolidated financial statements and accounting records of Millipore using the historical results of operations and historical basis of assets and liabilities of our business. The selected historical financial information includes allocations of Millipore corporate expenses related to our business, including centralized research and development, legal, accounting, employee benefits, officers’ salaries, real estate, insurance, information technology services, distribution, treasury and other Millipore corporate and infrastructure costs. These expense allocations were determined on a basis that Millipore and we considered to be a reasonable reflection of the utilization of services provided or the benefit received by us. However, the consolidated and combined financial information included herein may not necessarily reflect our operating results, financial position and cash flows in the future or what they would have been had we been a separate, stand-alone entity during all periods presented.

You should also read our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated and combined financial statements and related notes included elsewhere in this document for a further explanation of the financial data summarized here

	2003	2002	2001	2000	1999
	(In thousands, except per share data)
Statement of Operations Data:
Net sales	$185,898	$178,449	$215,274	$355,540	$206,345
Cost of sales	105,269	118,783	137,621	174,545	107,154

Gross profit	80,629	59,666	77,653	180,995	99,191
Selling, general and administrative expenses	64,795	67,809	80,724	96,469	75,052
Research and development expenses	19,110	19,685	19,837	23,175	19,309
Restructuring and other charges	2,111	5,182	17,478	(320)	(1,221)

Operating income (loss)	(5,387)	(33,010)	(40,386)	61,671	6,051
Other income (expense), net	2,260	3,367	(1,096)	(1,395)	(83)

Income (loss) before income taxes	(3,127)	(29,643)	(41,482)	60,276	5,968
Income tax expense	4,977	2,118	26,145	22,905	2,685

Net income (loss)	$(8,104)	$(31,761)	$(67,627)	$37,371	$3,283

Basic and diluted earnings (loss) per share	$(0.20)	$(0.80)	$(1.92)	$1.15	$0.10
Shares used in computing basic and diluted earnings (loss) per share	39,939	39,628	35,262	32,500	32,500

	December 31,
	2003	2002	2001	2000	1999
	(In thousands)
Balance Sheet Data:
Working capital (1)	$113,663	$116,285	$153,526	$130,037	$78,055
Total assets	283,755	267,189	289,490	299,031	244,507
Millipore’s invested equity	—	—	—	246,489	197,658
Shareholders’ equity	223,028	212,644	243,547	—	—

(1)	Working capital is total current assets less total current liabilities.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations with the consolidated and combined financial statements and the accompanying notes to the consolidated and combined financial statements included elsewhere in this document. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of this Item 7. Our actual results may differ materially from those contained in any forward-looking statements.

Overview

This overview is not a complete discussion of our financial condition, changes in financial condition and results of operations; it is intended merely to facilitate an understanding of the most salient aspects of our financial condition and operating performance and to provide a context for the discussion that follows. The detailed discussion and analysis that follows must be read in its entirety in order to fully understand our financial condition and results of operations.

We are a worldwide developer, manufacturer and supplier of liquid and gas delivery systems, components and consumables used to precisely measure, deliver, control and purify the process liquids, gases and chemicals that are used in the semiconductor manufacturing process. Prior to March 2001, our business was operated as a fully integrated business unit of Millipore Corporation. We became an independent company through a spin-off by Millipore, which was completed in February of 2002. Since 2001, our focus has been to complete our separation from Millipore and to restructure our operations to be appropriate for a stand-alone company and to respond to the severe downturn faced by the semiconductor industry since 2001. During the second half of 2003, as business conditions improved, we were able to pursue other initiatives and to complete our first acquisition.

The principal market we serve is the global semiconductor industry, a highly cyclical business. Since early 2001, this industry has faced a severe downturn, and as a result, we have experienced significant deterioration in net sales and results of operations since 2001. This downturn had the greatest impact on our sales of liquid and gas equipment products, as new semiconductor plant construction and upgrades declined. Net sales of our consumable products tend to be driven by capacity utilization so that the recovery of the volume of semiconductor wafers being built in 2003 benefited these products. During the fourth quarter of 2003, we experienced strong revenue growth and improved profitability. We expect this improvement in the semiconductor industry to continue into 2004 with a positive impact on our sales growth and profitability.

As the depth of the semiconductor downturn continued from 2001 into 2002, product demand deteriorated causing lower overhead absorption due to the reduced production volumes and a resulting decrease in gross profit margins from 36.1% to 33.4%. As business activity started to recover and we started to benefit from our manufacturing consolidation and restructuring programs, during 2003, gross margins increased to 43.4%. While we maintained our research and development expenditures during the period at $19.8 million in 2001, $19.7 million in 2002 and $19.1 million in 2003, cost savings from our restructuring programs in 2001 and 2002 and reductions in discretionary spending throughout the period caused our selling, general and administrative expenses to decline from $80.7 million in 2001 to $67.8 million in 2002 to $64.8 million in 2003.

Despite our operating losses, our operations generated positive cash flows of $14.9 million in 2003, $7.5 million in 2002 and $18.1 million in 2001 by effectively managing working capital. Capital expenditures for property, plant and equipment were $3.8 million in 2003, $17.9 million in 2002 and $10.5 million in 2001. Capital expenditures during this period were primarily used for the purchase of production and research and development equipment and the transfer of manufacturing operations from Millipore facilities. Most of our separation-related programs have now been completed. During 2003, we also used approximately $7.5 million to acquire certain assets of privately held Aeronex, Inc. a manufacturer of gas purifiers and as a deposit for certain assets of another privately held company. During 2004, we expect to invest between $8.0 to $9.0 million on capital expenditures primarily related to the purchase of manufacturing and R&D equipment. We believe that our cash, investments and expected future cash flows from operations will be sufficient to meet our working capital, capital expenditure, and research and development investment requirements for the next 12 months. However, in order to take advantage of growth opportunities, we may elect to raise capital through equity or debt financing. To that end, we filed a shelf registration statement with the Securities and Exchange Commission, which became effective on November 26, 2003.

Our Separation from Millipore Corporation

In connection with our separation from Millipore, we entered into agreements with Millipore under which Millipore agreed to provide services to us during a transition period after the separation date. The agreements related to facilities services, information technology services, distribution, accounting, finance and other services and arrangements. Under these agreements, we reimbursed Millipore for the cost of these services. The duration of the different transition service agreements varied depending on the anticipated time it would take for us to replace the service, generally for a one-year period. The last major step in our separation from Millipore was terminating the use of Millipore’s information technology data center, which was completed during the first half of 2003 in accordance with our original transition service agreement. As these transition service agreements expired without renewal, we were able to provide these services ourselves or negotiate new agreements with various third parties at costs at least as favorable as those paid to Millipore for these services.

Upon separation, we also entered into agreements with Millipore for membrane manufacturing and supply, research and development, product distribution and contract manufacturing, generally for a five-year period. The foregoing transition agreements may not necessarily reflect the costs of obtaining the services from unrelated third parties or of our providing the applicable services ourselves. However, we believe that purchasing these products and services from Millipore provides us with an efficient means of obtaining these products and services during the transition period.

In addition, we agreed to provide transition services to Millipore, for which we have been reimbursed at our cost. During 2003, Millipore decided to discontinue usage of our distribution and research and development services in Japan and notified us of its plans to vacate our Japanese manufacturing site by late 2005.

Basis of Presentation

Our combined financial statements for periods prior to March 31, 2001 include amounts that have been derived from the consolidated financial statements and accounting records of Millipore using the historical results of operations and historical basis of assets and liabilities of our business. We believe the assumptions underlying the combined financial statements are reasonable. However, the combined financial information included herein may not necessarily reflect our operating results, financial position and cash flows in the future or what they would have been had we been a separate, stand-alone entity during the periods presented. Because a direct ownership relationship did not exist among all our various units, Millipore’s net investment in us is shown in lieu of shareholders’ equity in the combined financial statements prior to the separation of the companies on March 31, 2001. We began accumulating retained earnings (accumulated deficit) on April 1, 2001, following the effective date of the separation agreement with Millipore, pursuant to which our assets and liabilities were transferred to us. Beginning April 1, 2001, our consolidated financial statements include all our wholly-owned subsidiaries and our assets and liabilities. All material intercompany transactions and balances between and among our subsidiaries have been eliminated.

Prior to March 31, 2001 Millipore allocated certain corporate expenses, including centralized research and development, legal, accounting, employee benefits, officers’ salaries, facilities, insurance, information technology services, distribution, treasury and other Millipore corporate and infrastructure costs. These expense allocations were determined on a basis that Millipore and we considered to be a reasonable assessment of the utilization of services provided or the benefit received by us. At the time of separation from Millipore, we entered into transition service agreements with Millipore for Millipore to provide specified functions and for us to reimburse Millipore for the cost of these functions. These agreements did not necessarily reflect the costs of obtaining the services from unrelated third parties or of our providing the applicable services ourselves. However, we believe that purchasing these services from Millipore provided us with an efficient means of obtaining these services during the transition period. In 2003 and 2002, we purchased $3.0 and $7.6 million, respectively, of services from Millipore under these transition service agreements. In 2001, we purchased services of $8.0 million and were allocated costs from Millipore of $10.3 million.

Costs allocated and services purchased from Millipore included in the accompanying consolidated and combined statements of operations are as follows:

	Year Ended December 31,
	2003	2002	2001
	(In millions)
Cost of sales	$2.0	$3.9	$5.5
Selling, general and administrative expenses	0.8	3.1	11.0
Research and development expenses	0.2	0.6	1.8

Total	$3.0	$7.6	$18.3

In addition, we have agreed to provide transition services to Millipore, for which we have been reimbursed at our cost. These amounts totaled $1.3 million, $1.8 million and $1.7 million in 2003, 2002 and 2001 respectively, related to manufacturing, distribution, research and development services that have been recorded as reductions to our cost of sales, research and development expenses. During 2001, we entered into a royalty agreement with Nihon Millipore, which provides Nihon Millipore the right to use certain intellectual property that was developed by Mykrolis in connection with the bioscience business. As a result of this agreement, $0.5 million, $0.6 million and $0.6 million in royalty income from Millipore was recognized and recorded in other income (expense), net for the years ended December 31, 2003, 2002 and 2001, respectively. Because of Millipore’s decision to discontinue most of these services, we expect to substantially lose all benefits relating to these transition service arrangements including the related intellectual property royalty income in late 2005. We expect to partially offset this loss by additional cost reductions in Japan.

Changes in Millipore’s net investment include our net earnings plus net cash transfers to or from Millipore. After the separation but prior to our initial public offering (“ IPO”) of common stock, cash deposits were netted against amounts outstanding under our separation revolving credit agreement with Millipore. From the IPO until February 27, 2002, the date Millipore distributed its remaining holdings of our stock to its shareholders, amounts due to Millipore were netted against amounts due from Millipore and reported as accounts payable—Millipore in our consolidated and combined financial statements. After that date, these transactions were reported as accounts payable and accounts receivable.

In 2003, 2002 and 2001 we purchased products from Millipore for inclusion in our products sold to third parties totaling $3.0 million, $2.7 million and $3.0 million, respectively. For 2003, 2002 and 2001, products sold to Millipore by us totaled $1.6 million, $2.0 million and $1.6 million, respectively.

Critical Accounting Policies and Significant Judgements and Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated and combined financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and significant judgments and estimates, including those related to net sales, accounts receivable, inventories, long-lived assets and goodwill, deferred tax assets, income tax contingencies, warranty obligations, restructuring charges, pension and other post-retirement benefit obligations, and litigation contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated and combined financial statements. The Company has reviewed these policies with its Audit and Finance Committee.

Net Sales

Our net sales consist of revenue from sales of products net of trade discounts and allowances. We recognize revenue when evidence of an arrangement exists, contractual obligations have been satisfied, title and risk of loss have been transferred to the customer and collection of the resulting receivable is reasonably assured. In the event significant post-shipment obligations or uncertainties remain, revenue is deferred and recognized when such obligations are fulfilled by us or the uncertainties are resolved. We provide for estimated product returns under limited contractual obligations. Amounts billed to customers that relate to shipping costs are included in net sales and in cost of sales. Revenue from services is recognized when the services are provided. Revenue from services, which is less than approximately 3% of total net sales for each of the three years ended December 2003, 2002 and 2001, is recognized when the services are provided and is included in our consumable product net sales.

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

Deferred Tax Assets

Our valuation allowance against the U.S. deferred tax assets are based on our assessment of historical pre-tax income and projected pre-tax income for early future periods. In addition, there is no valuation allowance against the deferred tax assets in foreign subsidiaries based on our assessment of historical pre-tax income and projected pre-tax income for early future periods. In the event the foreign subsidiaries do not generate sufficient pre-tax income as planned during 2004, we will need to re-evaluate whether it is more likely than not that certain deferred tax assets in the foreign subsidiaries will be realized. We have undertaken tax-planning initiatives designed to generate future U.S. taxable income. As we generate future taxable income in the U.S. against which these tax assets may be applied, some portion or all of the valuation allowance would be reversed and an increase in net income would consequently be reported in future years.

Income Tax Contingencies

Tax contingencies are recorded to address probable exposures involving tax positions we have taken that could be challenged by taxing authorities. These probable exposures result from the varying application of statutes, rules, regulations and interpretations. Our estimate of the value of our tax contingencies contains assumptions based on past experiences and judgments about potential actions by taxing jurisdictions. It is reasonably likely that the ultimate resolution of these matters may be greater or less than the amount that we have accrued.

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

Restructuring Charges

During 2003, 2002 and 2001, we recorded significant charges to operations in connection with our restructuring programs. The related reserves reflect estimates, including those pertaining to severance costs and facility exit costs. We reassess the reserve requirements to complete each restructuring program at the end of every reporting period and record adjustments to reflect changes in prior estimates. Actual experience may be different from these estimates.

Pension and Post-Retirement Benefit Obligations

We have significant pension and post-retirement benefit costs and credits, which are developed from actuarial valuations. Inherent in these valuations are key assumptions, including discount rates, compensation increases, healthcare costs and expected return on plan assets, which are usually updated on an annual basis at the beginning of each fiscal year. We are required to consider current market conditions in making these key assumptions. Changes in the related pension and post-retirement benefit costs or credits may occur in the future due to changes in assumptions.

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

Results of Operations

Operating trends and recent developments

We operate in one reportable business segment that develops, manufactures and sells consumables and capital equipment products to semiconductor fabrication companies and other companies using similar manufacturing processes, as well as OEM suppliers to those companies. The principal market we serve is the global semiconductor industry, a highly cyclical business. Since early 2001, this industry has faced a severe downturn, and as a result, we have experienced significant variations in net sales and results of operations in the periods presented.

Our liquid and gas equipment products were impacted the most by the industry downturn and we have experienced weak demand for these products since 2001, as new semiconductor fabrication plant constructions and upgrades declined. The semiconductor and related industry capacity utilization started to improve in late 2002 and this trend has continued through 2003, which primarily benefited our consumable products. During 2003, as the business environment remained uncertain, we continued to take actions to reduce capital expenditures as well as operating costs and expenses.

However, after this severe downturn, the fourth quarter of 2003 showed strong revenue growth and improved profitability. We expect to see a continuation of these business trends into 2004, lead by increased capacity utilization and capacity additions. These improved business conditions should have a positive impact on our revenue growth and profitability levels in 2004.

During the fourth quarter of 2003, we acquired the business and certain assets and liabilities of Aeronex, Inc., a privately held company that developed, manufactured and marketed gas purification components and systems. The Aeronex products complement our line of gas purifiers. Aeronex’s results of operations are included in our consolidated financial statements since October 27, 2003, the date of purchase.

As part of our business strategy, we expect to continue to address gaps in our product offerings, diversify into complementary markets or pursue additional technology and customers through acquisitions, joint ventures or other types of collaborations.

Our results of operations for the years ended December 31, 2003, 2002 and 2001 dollars and as a percentage of total net sales were as follows:

	2003	2002	2001	2003	2002	2001
	(In millions)			(As a percent of net sales)
Net sales	$185.9	$178.4	$215.3	100.0%	100.0%	100.0%
Cost of sales	105.3	118.8	137.6	56.6	66.6	63.9

Gross profit	80.6	59.6	77.7	43.4	33.4	36.1
Selling, general and administrative expenses	64.8	67.8	80.7	34.9	38.0	37.5
Research and development expenses	19.1	19.7	19.8	10.3	11.0	9.2
Restructuring and other charges	2.1	5.2	17.5	1.1	2.9	8.1

Operating loss	(5.4)	(33.1)	(40.3)	(2.9)	(18.5)	(18.7)
Other income (expense), net	2.3	3.4	(1.1)	1.2	1.9	(0.5)

Loss before income taxes	(3.1)	(29.7)	(41.4)	(1.7)	(16.6)	(19.2)
Income tax expense	5.0	2.1	26.2	2.7	1.2	12.2

Net loss	$(8.1)	$(31.8)	$(67.6)	(4.4)%	(17.8)%	(31.4)%

Year Ended December 31, 2003 Compared to Years Ended December 31, 2002 and 2001

Net Sales.    Net sales were $185.9 million in 2003, which represented a 4.2%, or $7.4 million, increase from 2002. The increase was primarily attributable to the favorable impact of stronger Japanese Yen, Asian and Euro foreign exchange rates which contributed approximately $8.8 million in the 2003 period compared to the 2002 period. The strong recovery in net sales in Asia, driven by increased consumable sales, was offset by the sharp decline in our North American equipment business.

During 2002, net sales were $178.4 million, which represented a 17.1%, or a $36.8 million decrease when compared to 2001. This decrease was a result of the severe downturn in the semiconductor industry, which began in the first quarter of 2001. The decline in sales was significant in most geographic regions and across nearly all product families. Sales of microelectronics hardware declined as new semiconductor fabrication plant construction and upgrades declined due to industry over-capacity. In addition, sales of consumable purification products also declined in 2002, although to a lesser extent, as semiconductor fabrication plants experienced lower manufacturing volumes and focused on achieving manufacturing efficiencies and reducing material costs.

Net sales and percent change in net sales in comparison to the prior year from 2001—2003 years, by geography, are summarized in the table below.

	Net Sales in US Dollars			Net Sales by Geographic Region
	2003	2002	2001	2003	2002	2001
	(In millions)			(As a percentage of net sales)
North America	$49.3	$55.3	$70.4	26.5%	31.0%	32.7%
Japan	67.5	63.3	78.6	36.3	35.5	36.5
Taiwan	24.4	20.7	19.5	13.1	11.6	9.1
Asia, other	26.0	21.1	20.0	14.0	11.8	9.3
Europe	18.7	18.0	26.8	10.1	10.1	12.4

Total net sales	$185.9	$178.4	$215.3	100.0%	100.0%	100.0%

	Net Sales Change in US Dollars		Net Sales Change in Local Currencies
	2003	2002	2003	2002
North America	(10.8)%	(21.4)%	(10.8)%	(21.4)%
Japan	6.6	(19.5)	(1.1)	(17.3)
Taiwan	17.6	6.4	17.4	12.6
Asia, other	23.3	5.3	19.5	1.9
Europe	3.9	(32.8)	(10.9)	(38.9)

Total net sales	4.2%	(17.1)%

The primary currencies impacting the difference between U.S. Dollar results and local currency results, during 2003 compared with 2002, were the Japanese Yen, the Euro and the South Korean Won. During 2003, versus 2002, average exchange rates for the Japanese Yen strengthened by approximately 7.9%, the Euro by 19.7% and the South Korean Won by 5.0%. This positively impacted U.S. Dollar sales growth in 2003. During 2002 compared to 2001, the Japanese Yen was essentially flat against the U.S. Dollar while the South Korean Won strengthened by approximately 3.1% and the Euro by 5.1%.

Gross Profit Margins.    Gross profit margins were 43.4% in 2003, 33.4% in 2002 and 36.1% in 2001. During 2003, we recorded net benefits of approximately $1.1 million relating to the sale of products previously deemed excess and obsolete and written down to net realizable value, compared to a charge of $9.4 million for inventory write-offs and reserve additions during 2002 which resulted in a year-over-year improvement of approximately 6 percentage points of gross margin. Efficiency gains related to cost reductions and the consolidation and reorganization of our manufacturing operations as well as reduced warranty expense resulted in an additional gain of approximately 3 percentage points of gross margin. Improvement in 2003 was also driven by a positive foreign currency impact of approximately $4.6 million. The gross profit margin decrease in 2002 over 2001 was primarily due to reductions in product demand and production volume resulting in lower overhead absorption. We did respond to this lower demand by consolidating our manufacturing operations. Gross profit margins in 2002 also reflected $8.4 million of separation-related charges to operations including $1.7 million of redundant facility and labor expenses in order to ensure a smooth transfer from Millipore facilities into our new Billerica facility and $1.0 million of impairment charges associated with surplus manufacturing machinery, which was ultimately sold. Gross profit margins in 2001 reflected $0.9 million of separation-related, non-recurring charges.

Operating Expenses

Research and Development Expenses.    Research and development expenses consist primarily of salaries and related expense for personnel engaged in research and development, fees paid to consultants, material cost for test units and other expense related to the design, development, testing and enhancement of our products. We expense all our research and development costs as they are incurred.

Research and development expenses decreased 2.9% in 2003 to $19.1 million mostly due to the timing of spending on key research and development project materials and the delay in staffing open positions. Research and development expenses of $19.7 million in 2002 were essentially flat from 2001, which were $19.8 million. We intend to continue to fund key research and development programs despite the uncertain business condition. Key elements of our 2003 and 2002 research development expenses were related to the development of the new product platforms to meet the manufacturing needs for 90 and 65 nanometer semiconductor devices. In order to respond to the proliferation of new materials and chemicals in the manufacturing processes, and increased needs for tighter process control for 300mm wafers, investments were made for new contamination control products in area of copper interconnects, deep ultra-violet (DUV) photolithography; and chemical and gas management technologies for advanced wafer cleans, deposition and etch equipments. Additional investments were made in area of advanced process control, monitoring and diagnostics capabilities for future generations of semiconductor manufacturing processes.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses consist primarily of compensation for personnel engaged in sales and marketing, finance and accounting, information technology, facilities and human resources; costs associated with marketing programs which include costs associated with trade shows, public relations, product marketing costs, web site enhancements and product evaluation costs and travel, professional services, which include legal, accounting audit and tax fees and directors and officers insurance, administrative expenses associated with operating as a public company and bad debt expenses.

Selling, general and administrative expenses decreased 4.4% or from $67.8 million in 2002 to $64.8 million in 2003. This decrease was primarily attributable to cost savings resulting from the 2001 and 2002 restructuring programs as well as additional actions to reduce discretionary spending. Selling, general and administrative expenses decreased 16.0% to $67.8 million in 2002 from $80.7 million in 2001. The decrease in 2002 from 2001 levels was attributable to results of the restructuring programs initiated in 2001, as well as a series of actions to reduce discretionary spending in response to the industry downturn.

Restructuring and Other Charges.    We took several restructuring actions in 2003, 2002 and 2001 to better align our cost structure with prevailing market conditions due to the prolonged industry downturn. These actions, which were necessary as a result of reduced business volume, primarily focused on reducing our workforce and consolidating global facilities.

Our operating results in 2003 included a total of $2.1 million of restructuring and other charges. We recorded charges of $1.2 million related to employee severance costs, $0.3 million related to facility exit costs at the Swindon service facility and $0.6 million related to changes in estimates for prior-year restructuring programs associated with the closing of manufacturing and service facilities in the United States and England.

Our operating results in 2002 included a total of $5.2 million of restructuring and other charges. During the fourth quarter of 2002, we recorded charges of $1.9 million related to the decision to close our San Clemente, CA manufacturing plant, severance costs of $1.6 million, and recorded additional facilities exit costs of $1.7 million related to our Bedford, MA and Swindon, England sites.

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

As of December 31, 2003, our total accrued restructuring costs amount to $3.5 million. Of this amount, the majority of the $0.5 million in severance costs for terminated employees will be paid by the first quarter of 2005. The facilities-related costs of $3.0 million will be substantially paid by the fourth quarter of 2005.

These combined restructuring initiatives are expected to generate annual savings of approximately $22 million through reduced payroll costs, facility-related costs and depreciation expense. The savings will be reflected in costs of sales, selling, general and administrative expenses and research and development expenses. For further details, see Note 3 of the accompanying notes to the consolidated and combined financial statements included elsewhere in this document.

Other Income (Expense), Net.    During 2003, other income (expense), net included foreign currency transaction exchange gains of $0.6 million, interest income of $0.6 million, royalty income from Millipore of $0.5 million and $0.6 million income on investments in entities accounted for under the equity method. In 2002, other income (expense), net included foreign currency transaction exchange gains of $1.6 million primarily related to intercompany loans denominated in foreign currencies, interest income of $1.1 million, royalty income from Millipore of $0.6 million and $0.1 million of other income. In 2001, other income (expense), net included foreign currency transaction exchange losses of $2.2 million and a $0.4 million loss on investments in entities accounted for under the equity method offset by interest income of $0.7 million, royalty income from Millipore of $0.6 million and $0.2 million of other income.

Income Tax Expense.    In 2003, we recorded income tax expense of $5.0 million on a pre-tax loss of $3.1 million. The income tax expense is related to our foreign operations and results from our overall geographic mix of income and includes no tax benefit for net operating losses in the United States.

In 2002, we recorded income tax expense of $2.1 million on a pre-tax loss of $29.6 million. The income tax expense included settlements from foreign tax audits for which we are responsible under our tax sharing agreement with Millipore and other income tax expense in our foreign operations.

In 2001, we recorded income tax expense of $26.1 million on a pre-tax loss of $41.5 million. This expense is primarily attributable to a valuation allowance against foreign tax credits on unremitted earnings of our foreign subsidiaries of approximately $18.0 million and other U.S. deferred tax assets of approximately $11.2 million. SFAS 109, “Accounting for Income Tax,” requires that we establish a valuation allowance or reserve when, based on an evaluation of objective verifiable evidence, we believe there is a likelihood that some portion or all of the deferred tax assets will not be realized. In 2001, we recorded a valuation allowance for the majority of these tax assets based on our assessment of historical pre-tax income and the significant deterioration in our projected pre-tax income for early future periods given the significant uncertainty surrounding the prolonged cyclical downturn in the semiconductor industry.

Prior to the completion of the spin-off by Millipore, our operating results were included in Millipore’s consolidated U.S. and state income tax returns and in tax returns of certain Millipore foreign subsidiaries. Accordingly, income taxes were calculated on a separate return basis as if we filed tax returns separately from Millipore. At December 31, 2001, we had a $9.0 million income tax receivable related to net operating loss carrybacks determined on a separate return basis. In accordance with the tax sharing agreement, during 2002, Millipore decided not to allow us to carry back these net operating losses. As a result, the receivable was transferred to Millipore during 2002 and is reflected in the consolidated financial statements as a reduction to additional paid-in capital included in shareholders’ equity. Millipore managed its consolidated tax position for the benefit of its entire portfolio of businesses, and its tax strategies were not necessarily reflective of the tax strategies that we would have followed as a stand-alone company. We continuously evaluate our tax position and our effective tax rate depending on changes in the geographic mix of our earnings and the continued development of our tax strategies.

Liquidity and Capital Resources

Cash provided by operating activities was $14.9 million during the year ended December 31, 2003 compared to $7.5 million during 2002, and $18.1 million during 2001. The increase in net cash from operations during 2003 is primarily attributable to a reduced net loss. In 2002, cash provided by operating activities resulted primarily from inventory reductions of $21.0 million. This increase to cash was offset by our net loss of $31.8 million, after adjusting for the non-cash charges of $10.9 million for depreciation and amortization, $5.2 million related to restructuring and other charges and $1.0 million arising from impaired assets. In 2001, cash provided by operating activities resulted from a series of initiatives aimed at optimizing our working capital.

Cash flow used in investing activities consisted of capital expenditures for property, plant and equipment of $3.8 million, $17.9 million and $10.5 million in the years ended December 31, 2003, 2002 and 2001, respectively. Over the past three years, cash flows used in investing activities were primarily for the construction and purchase of production and research and development equipment, and the transfer of manufacturing operations from Millipore facilities pursuant to our separation agreements. During 2003, we also used $4.5 million to acquire certain net assets of privately held Aeronex Inc., a manufacturer of gas purification products and $3.0 million as a deposit for the acquisition of certain assets of another company. Most of our separation-related programs have now been completed. During 2004, we expect to spend between $8.0 to $9.0 million on capital expenditures primarily related to the purchase of manufacturing and research and development equipment. In addition, during 2003 we used $14.5 million for the purchase of long-term marketable securities to invest in longer-term high-grade instruments that allow us to achieve a higher rate of return.

In 2003, cash flows provided by financing activities were primarily derived from $5.5 million from the issuance of 591,792 shares common stock under our employee stock purchase and stock option plans. Cash flows provided by financing activities for the year ended December 31, 2002 were $1.7 million and resulted from net transfers of $1.4 million from Millipore in accordance with the transition service agreements entered into in conjunction with our separation from Millipore, $1.9 million generated by the issuance of 223,648 shares of common stock under our employee stock purchase and stock option plans. This was offset by $1.6 million in cash collateratization related to a security deposit under the lease for our corporate headquarters, research and development and manufacturing facility and other security deposits. At December 31, 2003, this cash collateral was invested in U.S. federal agency securities and money market funds. Cash flows from financing activities of $75.6 million for the year ended December 31, 2001 resulted from the receipt of $94.0 million of net proceeds from the sale of our stock in our initial public offering completed in August 2001 and net transfers from Millipore of $0.7 million offset by the payment of a $19.1 million separation note to Millipore. From April 1, 2001 through the consummation of our initial public offering , Millipore provided a line of credit to us pursuant to a separation revolving credit agreement to support our cash requirements. We borrowed $27.5 million under this separation revolving credit agreement with Millipore that was repaid from the proceeds of our initial public offering. The amount of the separation note represented amounts determined by agreement between us and Millipore to ensure that all net proceeds of our initial public offering in excess of $75.0 million would be payable to Millipore.

We believe that our cash, cash equivalents, long-term marketable securities and expected future cash flows from operations will be sufficient to meet our working capital, capital expenditure, and research and development investment requirements for the next 12 months. However, in order to take advantage of growth opportunities, including potential acquisitions, facility expansion, joint ventures, alliances or other business arrangements, we may seek to raise capital through equity or debt financing. To that effect, during 2003 we filed a shelf registration statement with the Securities and Exchange Commission with respect to $200 million of securities, which was declared effective on November 26, 2003. The timing, size and terms of any offering will depend on a number of factors, including market conditions.

Contractual Obligations

The following table summarizes the payments due for specific contractual obligations. These amounts are as of December 31, 2003.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(In millions)
Operating leases	$46.8	$8.3	$18.5	$6.1	$13.9
Capital leases	0.2	0.1	0.1	—	—
Purchase obligations (1)	6.3	6.3	—	—	—
Pension obligations	2.7	0.6	0.3	0.3	1.5

Total	$56.0	$15.3	$18.9	$6.4	$15.4

(1)	Purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transactions. The amounts are based on our contractual commitments; however, it is possible we may be able to negotiate lower payments if we choose to exit these contracts earlier.

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

Pursuant to the terms of the lease for our vacated Bedford, Massachusetts facility, the landlord has an option to sell the facility to us at any time prior to November 2005, the end of the lease term, at 90% of the then current market value, excluding the value of the lease. We estimate that the current fair market value of the facility is between $8.0 million and $9.5 million.

Qualitative and Quantitative Disclosure Relating to Market Risks

Our exposure to foreign currency exchange rate risk is managed on an enterprise-wide basis. We do not currently hold any derivative financial instruments and continue to evaluate our future hedging strategy. We sell our products in many countries and a substantial portion of our net sales and a portion of our costs and expenses are denominated in foreign currencies. Approximately 73% of our net sales in the year ended December 31, 2003 were derived from customers located outside of the U.S., principally in Asia including Japan, where we also manufacture some of our products. This exposes us to risks associated with changes in foreign currencies that can adversely impact revenues, net income and cash flow. In addition, we are potentially subject to concentrations of credit risk, principally in accounts receivable, as historically we have relied on a limited number of customers for a substantial portion of our net sales. We perform ongoing credit evaluations of our customers and we generally do not require collateral. Our major customers are large, well-established microelectronics companies that have historically paid their accounts receivable balances with us.

Recently Issued Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are applicable for financial statements of interim periods ending after December 15, 2002. We adopted FIN 45 in the fourth quarter of 2002 and have included the new disclosure requirements in the Notes to the Consolidated Financial Statements (see Note 10 and Note 17 of the accompanying notes to the Consolidated and Combined Financial Statement).

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

In April 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). This statement amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. The adoption of SFAS 149, which became effective for contracts entered into or modified after June 30, 2003, did not have any impact on our consolidated results of operations, financial position or cash flows.

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

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Post-Retirement Benefits,” (“SFAS 132”) that expands financial statement disclosures for defined benefit plans. The change replaces existing SFAS 132 disclosure requirements for pensions and other post-retirement benefits and revises employers’ disclosures about pension plans and other post-retirement benefit plans. It does not change the measurement of recognition of those plans required by SFAS No. 87, “Employers’ Accounting for Pensions” or SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.” SFAS 132 revised retains the disclosure requirements contained in the original SFAS 132, but requires additional disclosures about the plan assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit post-retirement plans. SFAS 132 revised is effective for annual and interim periods with fiscal years ending after December 15, 2003. We have adopted the revised disclosure provisions.

In December 2003, the FASB issued FASB Interpretation No. 46-R (“FIN 46-R”) a revised interpretation of FASB Interpretation No 46 (“FIN 46”). FIN 46-R requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46-R are effective immediately for all arrangements entered into after January 31, 2003. For all arrangements entered into after January 31, 2003, we are required to continue to apply FIN 46-R through the end of the first quarter of fiscal 2004. We do not have any equity interests that would change its current reporting or require additional disclosures outlined in FIN 46-R. For arrangements entered into prior to February 1, 2003, we are required to adopt the provisions of FIN 46-R in the first quarter of fiscal 2004. We do not have any equity interests that would change its current reporting or require additional disclosures outlined in FIN 46-R.

In December 2003, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the Act) was passed by the United States Congress. The Act will be effective January 1, 2006 and provides Medicare government subsidies for employers that sponsor retiree medical programs for prescriptions. The FASB issued a Staff Position Paper (“FSP”) 106-1 in January 2004 in response to the Act. FSP 106-1 allows an employer a one-time election to defer recognition of the Act in an employers financial statements until the FASB issues authoritative guidance on the matter. We have elected to defer recognition of the accounting changes until such time.

SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, which supersedes a portion of SAB 101, Revenue Recognition in Financial Statements was issued in December 2003. The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have any impact on our consolidated results of operations, financial position or cash flows.

Factors and Uncertainties That May Affect Future Results

The matters discussed in this Annual Report on Form 10-K, include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include but are not limited to statements about:

•	our strategy;

•	our revenues;

•	sufficiency of our cash resources;

•	product development;

•	our research and development and other expenses; and

•	our operations and legal risks.

Discussions containing these forward-looking statements may be found, among other places, in “Business” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as any amendments thereto reflected in subsequent filings with the SEC. These statements are based on current management expectations and are subject to substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. When used herein or in such statements, the words “anticipate”, “believe”, “estimate”, “expect”, “may”, “will”, “should” or the negative thereof and similar expressions as they relate to Mykrolis or its management are intended to identify such forward-looking statements. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this Annual Report on Form 10-K except as required by law. Potential risks and uncertainties that could affect our future operating results include the risk factors described elsewhere in this Annual Report on Form 10-K as well as the following:

RISKS RELATING TO OUR BUSINESS AND INDUSTRY

Our business depends substantially on semiconductor industry capital spending and production levels, which are characterized by periodic fluctuations that may cause a reduction in demand for our products.

Our business depends substantially upon the capital expenditures of semiconductor device manufacturers, which in turn depend upon the demand for semiconductors and other products utilizing semiconductors. We estimate that approximately 90% of our sales during 2003, 2002 and 2001 were to semiconductor capital equipment manufacturers, semiconductor device manufacturers and semiconductor material manufacturers and we expect that sales to such customers will continue to account for a substantial majority of our sales. Reductions in demand for the products manufactured by semiconductor capital equipment manufacturers and semiconductor device manufacturers will restrict our ability to grow our business and cause our sales and profitability to decline. Historically, the semiconductor market has been highly cyclical and has experienced periods of over capacity, resulting in significantly reduced demand for capital equipment used to make semiconductors. During fiscal 2003, 2002 and 2001 the semiconductor industry has experienced a significant decline, which has caused a number of our customers to reduce their orders. Our net sales for 2003 were $185.9 million slightly up from 2002 sales of $178.4 million, but representing a decline of $29.4 million, or 13.6% from our net sales in 2001. Our net sales for 2001 were $215.3 million, representing a $140.2 million, or 39.4%, decline from our net sales in 2000. We also experienced downturns in 1996 and 1998. During the 1998 downturn, our annual net sales declined approximately $82.9 million, or 31% from the prior year. There is typically a three to six month lag between a change in capital expenditures within the semiconductor industry and the related impact on the demand for our products. Any future downturn could inhibit our growth, decrease our profitability or cause us to incur a loss.

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

Our annual and quarterly operating results are subject to fluctuations as a result of rapid demand shifts and our low level of backlog and if we fail to meet the expectations of securities analysts or investors, the market price of our securities may decrease significantly.

Our sales and operating results can vary significantly from quarter to quarter and year to year. Because our expense levels are relatively fixed in the short-term, an unanticipated decline in revenue in a particular quarter could disproportionately affect our net income in that quarter. In addition, we make a substantial portion of our shipments shortly after we receive the order, and therefore we operate with a low level of backlog. As a consequence of the just-in-time nature of shipments and the low level of backlog, our results of operations may decline quickly and significantly in response to changes in order patterns or rapid decreases in demand for our products. We anticipate that fluctuations in operating results will continue in the future. Such fluctuations in our results could cause us to fail to meet the expectations of securities analysts or investors, which could cause the market price of our securities to decline substantially. We believe that period-to-period comparisons of our results of operations may not be meaningful, and you should not rely upon them as indicators of our future performance.

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

As the semiconductor industry rebounds, it may not rebound to historic levels but instead may reflect a lower rate of long-term growth, similar to the electronics industry.

Notwithstanding the recent severe and prolonged downturn in the semiconductor industry and the related reduction in manufacturing operations, there may still be excess manufacturing capacity. In addition, there is no new application to drive growth in the semiconductor industry, as was the case in 1998 with telecommunications and internet applications. Accordingly, some analysts have predicted that the semiconductor industry may experience lower growth rates during a recovery cycle than has historically been the case and that its longer-term performance may reflect this lower growth rate, which would be similar to the growth rate of the electronics industry.

If we are unable to maintain our technological expertise in design and manufacturing processes, we will not be able to successfully compete.

We believe that our future success will depend upon our ability to develop and provide products that meet the changing needs of our customers, including the transition from the use of 200 millimeter wafers to 300 millimeter wafers, the shrinking of semiconductor device line-widths and the use of new classes of materials, such as copper, titanium nitride and organic and inorganic dielectric materials, which are materials that have either a low or high resistance to the flow of electricity. This requires that we successfully anticipate and respond to technological changes in manufacturing processes in a cost-effective and timely manner. Any inability to develop the technical specifications for any of our new products or enhancements to our existing products or to manufacture and ship these products or enhancements in volume in a timely manner could harm our business prospects and significantly reduce our sales. In addition, if new products have reliability or quality problems, we may experience reduced orders, higher manufacturing costs, delays in acceptance and payment, additional service and warranty expense and damage to our reputation.

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

We depend and expect to continue to depend on a limited number of customers for a large portion of our business, and changes in several customers’ orders could have had a significant impact on our operating results. In 2003, 2002 and 2001, our top customer accounted for approximately 11%, 13% and 14%, respectively, of our net sales. In those same periods, net sales to our ten largest customers accounted for approximately 34%, 35% and 33%, respectively, of our net sales. In addition, we sell products to systems integrators who then sell components, which include our products, to some of our major customers. If any one of our key customers decides to purchase significantly less from us or to terminate its relationship with us, our revenue and profitability may decline significantly. We could also lose our key customers or significant sales to our key customers because of factors beyond our control, such as a significant disruption in our customers’ businesses generally or in a specific product line. For example, we are currently experiencing softening demand for our products as a result of the downturn in the semiconductor industry. These customers may stop incorporating our products into their products with limited notice to us and suffer little or no penalty for doing so. In addition, if any of our customers merge, we may experience lower overall sales from the merged companies. Because one of our strategies has been to develop long-term relationships with a few key customers in the product areas in which we focus and because we have a long product design and development cycle for most of our products and prospective customers typically require lengthy product qualification periods prior to placing volume orders, we may be unable to replace these customers quickly or at all.

Because we are subject to order and shipment uncertainties and many of our costs are fixed, any significant changes, cancellations or deferrals of orders or shipments could cause our revenue and profitability to decline or fluctuate.

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

Sales by our international subsidiaries to customers outside the United States accounted for approximately 73% of our net sales in 2003, 69% of our net sales in 2002, and 67% of our net sales in 2001. We anticipate that international sales will continue to account for a majority of our net sales. In addition, a number of our key domestic customers derive a significant portion of their revenues from sales in international markets. We also manufacture a significant portion of our products outside the United States and are dependent on international suppliers for many of our parts. We intend to continue to pursue opportunities in both sales and manufacturing internationally. Our international operations are subject to a number of risks and potential costs that could adversely affect our revenue and profitability, including:

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

Foreign currency exchange rate fluctuations could have an adverse effect on our net sales and results of operations. Approximately 73% of our net sales in 2003, 69% of our net sales in 2002, and 67% of our net sales in 2001 were denominated in foreign currencies. Unfavorable foreign currency fluctuations against the U.S. dollar could require us to increase prices to foreign customers, which could result in lower net sales by us to such customers. Alternatively, if we do not adjust the prices for our products in response to unfavorable foreign currency fluctuations, our profitability could decline. In addition, sales made by our foreign subsidiaries are denominated in the currency of the country in which these products are sold, and the currency we receive in payment for such sales could be less valuable at the time of receipt versus the time of sale as a result of foreign currency exchange rate fluctuations.

We incur significant cash outlays over long-term periods in order to research, develop, manufacture and market new products, which may never reach market or may have limited market acceptance.

We make significant cash expenditures to research, develop and market new products. For example, we incurred $19.1 million of research and development expense in 2003, $19.7 million in 2002 and $19.8 million in 2001. The development period for a product can be as long as five years. Following development, it may take an additional two to three years for the market size of that product to reach a substantial level. We cannot be certain of the success of a new product. A product concept may never progress beyond the development stage or may only achieve limited acceptance in the marketplace. If this occurs, we do not receive a direct return on our expenditures and may not even realize any indirect benefits. Additionally, capacity expansion may be necessary in order to manufacture a new product. If sales levels do not increase to offset the additional fixed operating expenses associated with any such expansion, our revenue and profitability could decline and our prospects could be harmed.

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

If our cash flows from operations are less than we expect, we may need to issue additional equity or incur debt. There can be no assurance that we will be able to obtain necessary short-term or other financing on favorable terms or at all. If we are unable to obtain necessary financing, we may not be able to address gaps in our product offerings, improve our technology or increase our manufacturing capacity and we may not have sufficient cash to operate our business. In particular, we may fund future acquisitions in whole or in part by issuing additional equity. Any equity issued would be dilutive to existing stockholders. If the price of our equity is low or volatile, we may not be able to issue equity to acquire other companies and our acquisition strategy could require us to incur substantial amounts of indebtedness. While we currently have no debt outstanding, potential future levels of indebtedness could have consequences for our business, including:

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

We depend on the services of our key senior executives and other technological experts because of their experience in the microelectronics industry and their technical expertise. The loss of the services of one or several of our key employees or an inability to attract, train and retain qualified and skilled employees, specifically research and development and engineering personnel, could result in the loss of customers or otherwise inhibit our ability to operate and grow our business successfully. During the recent extended downturn in the semiconductor industry we had to impose salary reductions on our senior employees and freeze merit increases in an effort to maintain our financial position. These actions may have an adverse effect on employee loyalty and may make it more difficult for us to attract and retain key personnel. In addition, our ability to successfully integrate acquired facilities or businesses depends, in part, on our ability to retain and motivate key management and employees hired by us in connection with the acquisition.

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

We may from time to time be required to institute litigation in order to enforce our patents, copyrights or other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation could result in substantial costs and diversion of resources and could negatively affect our sales, profitability and prospects regardless of whether we are able to successfully enforce our rights. For example, in 1998, we settled a patent lawsuit in which each party claimed infringement of a patent by the other. In connection with the settlement, we incurred a charge of approximately $3.7 million and agreed to a cross-license of the two patents at issue. More recently, on March 3, 2003 we filed a lawsuit against Pall Corporation in the United States District Court for the District of Massachusetts alleging infringement of two of our U.S. patents. Our lawsuit also seeks a preliminary injunction preventing Pall Corporation from manufacturing, using, selling, offering for sale or importing into the United States the infringing product. As of the date of filing this Annual Report on Form 10-K, the court has not issued a ruling on these matters. See, “Item 3. Legal Proceedings” above. We expect that this litigation will continue for an extended period and that we will incur substantial costs in pursuing this litigation.

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

We are currently consolidating certain manufacturing operations from our Yonezawa, Japan facility into our Billerica, Massachusetts headquarters, research and development and manufacturing facility. If we are unable to successfully manage this consolidation, our ability to deliver product to our customers could be disrupted and our business, financial condition and results of operations could be adversely affected.

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

RISKS RELATED TO THE SECURITIES MARKETS AND OWNERSHIP OF OUR SECURITIES

Our stock price may fluctuate significantly.

Our stock price has in the past fluctuated and will fluctuate in the future in response to a variety of factors. For example, since August 10, 2001, the closing price of our common stock has reached a high of $18.15 and a low of $3.18. Factors which cause our stock prices to fluctuate include the following:

•	quarterly variations in our operating results;

•	announcements of new products by us or our competitors;

•	change in revenue or earnings estimates or publication of research reports by analysts;

•	speculation in the press or investment community;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	actions by institutional stockholders;

•	additions or departures of senior management;

•	general market conditions, including conditions or trends in the semiconductor manufacturing industry; and

•	domestic and international economic factors unrelated to our performance.

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

The Sarbanes-Oxley Act of 2002 that became law in July 2002 has required changes in some of our corporate governance, securities disclosure and compliance practices. In response to the requirements of that Act, the Securities and Exchange Commission and the New York Stock Exchange have promulgated new rules and listing standards covering a variety of subjects. Compliance with these new rules and listing standards has increased our legal and financial and accounting costs, and we expect these increased costs to continue indefinitely. We also expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be forced to accept reduced coverage or incur substantially higher costs to obtain coverage. Likewise, these developments may make it more difficult for us to attract and retain qualified members of our board of directors, particularly independent directors, or qualified executive officers.

If our independent auditors are unable to provide us with an unqualified report as to of the effectiveness of our internal controls over financial reporting as of December 31, 2004 and future year-ends as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of your shares.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal controls over financial reporting. In addition, the public accounting firm auditing the company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. This requirement will first apply to our Annual Report on Form 10-K for our fiscal year ending December 31, 2004. While we intend to conduct a rigorous review of our internal controls over financial reporting in order to assure compliance with the Section 404 requirements, if our independent auditors interpret the Section 404 requirements and the related rules and regulations differently from us or if our independent auditors are not satisfied with our internal controls over financial reporting or with the level at which these controls are documented, operated or reviewed, they may decline to attest to management’s assessment or may issue a qualified report. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our shares to decline.

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

Provisions in our charter documents, Delaware law and our shareholder rights plan may delay or prevent an acquisition of us, which could decrease the value of your shares.

Our certificate of incorporation and By-Laws, Delaware law and our shareholder rights plan contain provisions that could make it harder for a third party to acquire us without the consent of our board of directors. These provisions include a classified board of directors and limitations on actions by our stockholders by written consent. In addition, subject to applicable New York Stock Exchange listing standards, our board of directors has the right to issue preferred stock without stockholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer. Our shareholder rights plan will permit our stockholders to purchase shares of our common stock at a 50% discount upon the occurrence of specified events, including the acquisition by anyone of 15% or more of our common stock, unless such event is approved by our board of directors. Delaware law also imposes restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock. Although we believe these provisions provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with our board of directors, these provisions apply even if the offer may be considered beneficial by stockholders. If a change of control or change in management is delayed or prevented, the market price of our common stock could suffer.

Your percentage ownership in us may be diluted by future issuances of capital stock, which could reduce your influence over matters on which stockholders vote.

Subject to applicable New York Stock Exchange listing standards, our board of directors has the authority, without action or vote of our stockholders, to issue all or any part of our authorized but unissued shares. Issuances of common stock or the exercise of employee and director stock options would dilute your percentage ownership interest, which will have the effect of reducing your influence over matters on which our stockholders vote. In addition, if the issuances are made at prices that reflect a discount from the then current trading price of our common stock, your interest in the book value of our common stock might be diluted.

RISKS RELATED TO OUR SEPARATION FROM MILLIPORE

Our pre-separation historical financial information may not be representative of our results as a stand-alone company and, therefore, may not be reliable as an indicator of our historical or future results.

We have only a limited operating history as an independent company. Prior to our separation from Millipore, Millipore did not account for us, and we were not operated, as a stand-alone entity. The historical combined financial information incorporated into this report were derived in part from Millipore’s consolidated financial statements and may not be indicative of our financial position, results of operations or cash flows in the future nor is it necessarily indicative of what our financial position, results of operations or cash flows would have been had we been a stand-alone entity for all of the periods presented. This is primarily a result of the following factors:

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

We currently use Millipore’s membrane manufacturing infrastructure, and our ability to meet our customer’s demands will suffer if we do not successfully extend these arrangements or transition our membrane manufacturing requirements to other facilities.

We have entered into transition agreements with Millipore relating to the manufacture and distribution of specified products for limited periods of time. The manufacture of our membrane products is highly complex and requires sophisticated and costly equipment. While we are entitled to continue to manufacture membrane in Millipore’s plant until March of 2006, we might not be able to extend these arrangements or successfully transition the membrane production to a different facility after that date. As a result, any prolonged disruption in the operations of any of our manufacturing facilities or any unforeseen delays in shifting membrane manufacturing operations to a new facility, whether due to technical or labor difficulties, destruction or damage to the facility or other reasons, could result in increased costs and reduced revenues and profitability and could harm our prospects.

Following our separation from Millipore, we do not have access to the membrane research and development resources that were previously available to us, which could limit our research and development activities, thereby inhibiting our ability to develop new membrane products in response to competitive pressures and harming our business and prospects.

Prior to our separation from Millipore, many research and development projects were conducted through the centralized Millipore research group. Following our separation from Millipore, while our research and development personnel have been transferred to us in accordance with the terms of the separation agreements, we do not have access to any other resources or personnel in Millipore’s research group other than in specific limited circumstances outlined in our research agreement with Millipore. As a result, we will not have access to all of the research and development facilities and resources, including membrane research resources, that were previously available to us, and we may not be able to manage projects as successfully as we had in the past. If we are unable to continue to successfully develop new membrane products and technology through internal research and development activities, we may not be able to maintain our market position or successfully grow our business and our business and prospects may be harmed.

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

In addition, Millipore may terminate transitional arrangements that currently generate income for us.

We may be responsible for certain income tax liabilities arising out of the tax sharing agreement entered into with Millipore in connection with our separation from Millipore.

Millipore has received a tax ruling from the Internal Revenue Service to the effect that the distribution will qualify as a tax-free distribution for U.S. federal income tax purposes. The tax ruling is binding on the IRS, and can be relied upon by Millipore provided that the factual representations and assumptions made in Millipore’s request are true. We are not aware of any facts or circumstances that would cause such representations and assumptions to be untrue. Our tax sharing agreement with Millipore provides that we will be responsible for certain taxes imposed on Millipore, us or our respective subsidiaries if we or one or more of our shareholders are responsible for the distribution’s failure to qualify for tax-free treatment. In addition, under the tax sharing agreement that we entered into with Millipore, we are responsible for tax liabilities and adjustments to tax liabilities with respect to those Millipore foreign subsidiaries which we acquired pursuant to our separation from Millipore for periods prior to that separation. As we operate independently of Millipore we may adopt tax strategies different from those Millipore has followed which could impact our tax liability.

Further, under the tax sharing agreement Millipore is entitled to use net operating losses generated by our business during periods prior to the spin-off; if it should elect to use any of these losses, the Company would be indemnified for loss of these tax attributes.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

The information called for by this item is set forth under the heading “Market Risk” in Management’s Discussion and Analysis contained in Item 7 above which information is hereby incorporated by reference.

Item 8.    Financial Statements and Supplementary Data.

The information called for by this item is set forth in the Consolidated and Combined Financial Statements and Schedule Covered by the Report of Independent Auditors at the end of this report commencing at the pages indicated below:

Consolidated and Combined Statements of Operations for the years ended December 31, 2003, 2002, and 2001	F-2
Consolidated Balance Sheets at December 31, 2003 and 2002	F-3
Consolidated and Combined Statements of Shareholders’ Equity for the years ended December 31, 2003, 2002, and 2001	F-4
Consolidated and Combined Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001	F-5
Notes to Consolidated and Combined Financial Statements	F-6
Report of Independent Auditors	F-38
Valuation and Qualifying Accounts Schedule for the years ended December 31, 2003, 2002, and 2001	F-39
Quarterly Results of Operations (Unaudited)	F-40

All of the foregoing Consolidated and Combined Financial Statements and Schedule are hereby incorporated in this Item 8 by reference.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

This item is not applicable.

Item 9A.    Controls and Procedures.

The Company’s Chairman and Chief Executive Officer, C. William Zadel, and Chief Financial Officer, Bertrand Loy, evaluated the effectiveness of the Company’s Disclosure Controls and Procedures (as that term is defined in Rule 13a-15(e) under the Securities Exchange of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, Messrs. Zadel and Loy concluded that the Company’s Disclosure Controls and Procedures were effective.

Since the end of the period covered by this Annual Report on Form 10-K, there have been no changes in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to have a material affect on the Company’s internal controls over financial reporting.

PART III

Item 10.    Directors and Executive Officers of Mykrolis.

The information called for by this item with respect to registrant’s directors, including information relating to the independence of certain directors, identification of the audit committee and the audit committee financial expert is set forth under the caption “Election of Directors” in Mykrolis’ definitive Proxy Statement for Mykrolis’ Annual Meeting of Stockholders to be held on April 28, 2004, and to be filed with the Securities and Exchange Commission on or about March 26, 2004, which information is hereby incorporated herein by reference.

The information called for by this item with respect to registrant’s compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is set forth under the caption “Ownership of Mykrolis Stock” in Mykrolis’ definitive Proxy Statement for Mykrolis’ Annual Meeting of Stockholders to be held on April 28, 2004, and to be filed with the Securities and Exchange Commission on or about March 26, 2004, which information is hereby incorporated herein by reference.

Information called for by this item with respect to registrant’s executive officers is set forth under “Executive Officers of Mykrolis” in Item 1 of this report.

The Company has adopted a code of ethics, the Mykrolis Code of Conduct, that applies to all employees of the registrant including the registrant’s chief executive officer, chief financial officer and controller. A copy of the Mykrolis Code of Conduct is posted on our website at http://www.Mykrolis.com, under “Investor Relations—Governance”. The Mykrolis Code of Conduct is available in print to any stockholder that requests a copy. A copy of the Mykrolis Code of Conduct may be obtained by contacting Peter W. Walcott, the Company’s Vice President & General Counsel at the Company’s headquarters. The Company intends to comply with the requirements of Item 10 of Form 8-K with respect to any waiver of the provisions of the Mykrolis Code of Conduct applicable to the registrant’s Chief Executive Officer, Chief Financial Officer or Controller by posting notice of any such waiver at the same location on our website.

Item 11.    Executive Compensation.

The information called for by this item is set forth under the caption “Management and Election of Directors—Executive Compensation” in Mykrolis’ definitive Proxy Statement for Mykrolis’ Annual Meeting of Stockholders to be held on April 28, 2004, and to be filed with the Securities and Exchange Commission on or about March 26, 2004, which information is hereby incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

The following information is provided as of December 31, 2003, with respect to our compensation plans under which equity securities are authorized for issuance. The only equity securities authorized for issuance under our compensation plans are options to acquire our common stock.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	8,126,412	$10.73	814,293
Equity compensation plans not approved by security holders	117,589	$14.07	232,411

Total	8,244,001	$10.77	1,046,704

(1)	Includes options to purchase shares of Mykrolis common stock converted from unvested options to acquire shares of common stock of Millipore Corporation held by our employees and by those of our directors who previously served as Millipore directors in the aggregate amounts of 2,265,265 and 40,729, respectively; this conversion was made in conjunction with the spin-off distribution by Millipore Corporation of all of its holdings of Mykrolis common stock on February 27, 2002; this conversion was effected in accordance with a formula designed to preserve the pre-spin intrinsic value of the options; the Millipore plans under which the converted options were originally issued were approved by Millipore stockholders in 1995 and 1999; the conversions were approved by Millipore Corporation when it was the sole stockholder of Mykrolis.

(2)	Includes shares of Mykrolis common stock available for award or to support option grants under the 2001 Equity Incentive Plan which contains an “evergreen” provision that annually increases the number of shares available for award or to support option grants by 1% of the number of shares of common stock outstanding on the date of the Annual Meeting of Stockholders.

The securities issued and available for issue pursuant to equity compensation plans not approved by security holders listed in the table above refers to the Mykrolis Corporation 2003 Employment Inducement and Acquisition Stock Option Plan which was adopted by the Company’s Board of Directors effective as of July 1, 2003. This stock option plan provides for the grant of stock options covering an aggregate of 350,000 shares of the Common stock, $0.01 par value, of the Company to newly hired (or rehired) employees and to employees of companies acquired by Mykrolis. The plan has a term of ten years and provides that all stock options granted under the plan carry an exercise price of fair market value on the date of grant. This plan also contains an “evergreen” provision that annually increases the number of shares available for award or to support option grants by 0.25% of the number of shares of common stock outstanding on the date of the Annual Meeting of Stockholders during the term of the plan.

The information called for by Item 403 of Regulation S-K is set forth under the caption “Ownership of Mykrolis Common Stock” in Mykrolis’ definitive Proxy Statement for Mykrolis’ Annual Meeting of Stockholders to be held on April 28, 2004, and to be filed with the Securities and Exchange Commission on or about March 26, 2004, which information is hereby incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions.

The information called for by this item with respect to registrant’s directors relationships and related transactions is set forth under the caption “Management and Election of Directors—Nominees for Election as

Directors” in Mykrolis’ definitive Proxy Statement for Mykrolis’ Annual Meeting of Stockholders to be held on April 28, 2004, and to be filed with the Securities and Exchange Commission on or about March 26, 2004, which information is hereby incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services.

The information called for by this item with respect to the fees paid to and the services performed by registrant’s principal accountant is set forth under the caption “Accountants” in Mykrolis’ definitive Proxy Statement for Mykrolis’ Annual Meeting of Stockholders to be held on April 28, 2004, and to be filed with the Securities and Exchange Commission on or about March 26, 2004, which information is hereby incorporated herein by reference.

PART IV

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

3. Exhibits.

A. The following exhibits are incorporated by reference:

Reg. S-K Item 601(b) Reference	Document Incorporated	Referenced Document on file with the Commission

(2)	Form of Master Separation and Distribution Agreement.	Exhibit 2.1 to Form S-1 Registration Statement (No. 333-57182)

	Form of General Assignment and Assumption Agreement.	Exhibit 2.2 to Form S-1 Registration Statement (No. 333-57182)

(3)	Restated Certificate of Incorporation of Mykrolis Corporation	Exhibit 3.1 to Form S-1 Registration Statement (No. 333-57182)

	Amended and Restated By-laws of Mykrolis Corporation	Exhibit 3.2 to Form S-1 Registration Statement (No. 333-57182)

	Form of certificate representing shares of Common Stock, $.01 par value per share	Exhibit 3.3 to Form S-1 Registration Statement (No. 333-57182)

	Form of Common Stock Rights Agreement	Exhibit 1 to Form 8-K Current Report, filed December 10, 2001 [Commission File No. 001-1611]

(3)	Form of Common Stock Purchase Right Certificate (included as Annex I to the Form of Common Rights Agreement)	Exhibit 2 to Form 8-K Current Report, filed December 10, 2001 [Commission File No. 001-1611]

(3)	Summary of Common Stock Purchase Rights (included as Annex II to the Form of Common Rights Agreement)	Exhibit 3 to Form 8-K Current Report, filed December 10, 2001 [Commission File No. 001-1611]

(10)	Form of 2001 Equity Incentive Plan*	Exhibit 10.1 to Form S-1 Registration Statement (No. 333-57182)

	Letter Agreement with Robert E. Caldwell*	Exhibit 10.1.1 to Form 10-Q quarterly report for the period ended June 30, 2002

	Letter Agreement with Thomas O. Pyle*	Exhibit 10.1.2 to Form 10-Q quarterly report for the period ended June 30, 2002

	Amended and Restated 2001 Employee Stock Purchase Plan*	Exhibit 10.1 to Form 10-K Annual Report for the year ended December 31, 2001

	Form of Indemnification Agreement*	Exhibit 10.4 to Form S-1 Registration Statement (No. 333-57182)

*	A “management contract or compensatory plan”

Reg. S-K Item 601(b) Reference	Document Incorporated	Referenced Document on file with the Commission

(10)[cont’d]	Lease Agreement, dated April 1, 2002 Between Nortel Networks HPOCS Inc. And Mykrolis Corporation, relating to headquarters, R&D and manufacturing facility located at 129 Concord Road Billerica, MA	Exhibit 10.1.3 to Quarterly Report on Form 10-Q, for the period ended March 31, 2002

	Lease Agreement dated November 25, 1985 between Roger G. Little, Trustee of SPI Trust, and Millipore Corporation relating to facility located at Patriots Park, Bedford, Massachusetts	Exhibit 10.5 to Form S-1 Registration Statement (No. 333-57182)

	Lease Agreement dated December 19, 1997 between EBP3, Ltd. and Millipore Corporation relating to manufacturing facility located in Allen, Texas	Exhibit 10.6 to Form S-1 Registration Statement (No. 333-57182)

	Master Patent License Agreement	Exhibit 10.8 to Form S-1 Registration Statement (No. 333-57182)

	Master Patent Grantback License Agreement	Exhibit 10.9 to Form S-1 Registration Statement (No. 333-57182)

	Master Trademark License Agreement	Exhibit 10.11 to Form S-1 Registration Statement (No. 333-57182)

	Master Invention Disclosure Assignment	Exhibit 10.12 to Form S-1 Registration Statement (No. 333-57182)

	Master Trade Secret and Know-How Agreement	Exhibit 10.13 to Form S-1 Registration Statement (No. 333-57182)

	Tax Sharing Agreement	Exhibit 10.14 to Form S-1 Registration Statement (No. 333-57182)

	Employee Matters Agreement	Exhibit 10.15 to Form S-1 Registration Statement (No. 333-57182)

	Master Transitional Services Agreement	Exhibit 10.16 to Form S-1 Registration Statement (No. 333-57182)

	Membrane Manufacture and Supply Agreement	Exhibit 10.18 to Form S-1 Registration Statement (No. 333-57182)

	Research Agreement	Exhibit 10.19 to Form S-1 Registration Statement (No. 333-57182)

	Product Distribution Agreement	Exhibit 10.20 to Form S-1 Registration Statement (No. 333-57182)

	Millipore Contract Manufacturing Agreement	Exhibit 10.21 to Form S-1 Registration Statement (No. 333-57182)

	Mykrolis Contract Manufacturing Agreement	Exhibit 10.22 to Form S-1 Registration Statement (No. 333-57182)

	Standard Form of Agreements Between Owner and Design/Builder, effective as of January 15, 2002, between registrant and SPEC Process Engineering & Construction, as Design/Builder	Exhibit 10.27 to Form 10-K Annual Report for the year ended December 31, 2002

Reg. S-K Item 601(b) Reference	Document Incorporated	Referenced Document on file with the Commission

(10)[cont’d]	Supplemental Executive Retirement Plan for Key Salaried Employees of Mykrolis Corporation*	Exhibit 10.28 to Form 10-K Annual Report for the year ended December 31, 2002

	Mykrolis Corporation 2002 Deferred Compensation Plan for Senior Management*	Exhibit 10.29 to Form 10-K Annual Report for the year ended December 31, 2002

	2001 Non-Employee Director Stock Option Plan (As Amended October 1, 2002)*	Exhibit 10.2 to Form 10-K Annual Report for the year ended December 31, 2002

	Mykrolis Corporation 2003 Employment Inducement and Acquisition Stock Option Plan*	Exhibit 10.6 to Form 10-Q Quarterly Report for the period ended September 27, 2003

	Executive Termination (Change of Control) Agreement with Gerry Mackay*	Exhibit 10.1 to Form 10-Q Quarterly Report for the period ended September 27, 2003

	Executive Termination (Change of Control) Agreement with Jieh Hwa-Shyu*	Exhibit 10.3 to Form 10-Q Quarterly Report for the period ended September 27, 2003

	Indemnification Agreement with Gerry Mackay*	Exhibit 10.2 to Form 10-Q Quarterly Report for the period ended September 27, 2003

	Indemnification Agreement with Jieh Hwa Shyu*	Exhibit 10.4 to Form 10-Q Quarterly Report for the period ended September 27, 2003

	Letter Agreement with Gerry Mackay*	Exhibit 10.5 to Form 10-Q Quarterly Report for the period ended September 27, 2003

*	A “management contract or compensatory plan”

B.    The Company hereby files as exhibits to this Annual Report on Form 10-K the following documents:

Reg. S-K Item 601(b) Reference	Documents Filed Herewith

(21)	Subsidiaries of Mykrolis Corporation

(23)	Consent of Independent Accountants

(24)	Power of Attorney

(31)	Certifications required by Rule 13a-14(a) in accordance with Section 302 of the Sarbanes-Oxley act of 2002.

(32)	Certifications required by Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)    Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYKROLIS CORPORATION

Dated: March 15, 2004	By	/s/ C. WILLIAM ZADEL
C. William Zadel Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ C.WILLIAM ZADEL	Chairman, Chief Executive Officer, and Director	March 15, 2004
C. William Zadel

/s/ BERTRAND LOY	Vice President, Treasurer and Chief Financial Officer	March 15, 2004
Bertrand Loy

/s/ ROBERT HAMMOND	Corporate Controller and Chief Accounting Officer	March 15, 2004
Robert Hammond

RICHARD A. AURELIO*	Director	March 15, 2004
Richard A. Aurelio

MICHAEL A. BRADLEY*	Director	March 15, 2004
Michael A. Bradley

ROBERT E. CALDWELL*	Director	March 15, 2004
Robert E. Caldwell

MICHAEL P.C. CARNS*	Director	March 15, 2004
Michael P.C. Carns

DANIEL W. CHRISTMAN*	Director	March 15, 2004
Daniel W. Christman

THOMAS O. PYLE*	Director	March 15, 2004
Thomas O. Pyle

*By /s/ PETER W. WALCOTT
Peter W. Walcott, Attorney-in-Fact

MYKROLIS CORPORATION

INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated and Combined Statements of Operations for the years ended December 31, 2003, 2002 and 2001	F-2

Consolidated Balance Sheets at December 31, 2003 and 2002	F-3

Consolidated and Combined Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2003, 2002 and 2001	F-4

Consolidated and Combined Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001	F-5

Notes to Consolidated and Combined Financial Statements	F-6

Report of Independent Auditors	F-38

Valuation and Qualifying Accounts Schedule for the years ended December 31, 2003, 2002 and 2001	F-39

Quarterly Results of Operations (Unaudited)	F-40

MYKROLIS CORPORATION

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2003	2002	2001
	(In thousands, except per share data)
Net sales	$185,898	$178,449	$215,274
Cost of sales	105,269	118,783	137,621

Gross profit	80,629	59,666	77,653
Selling, general and administrative expenses	64,795	67,809	80,724
Research and development expenses	19,110	19,685	19,837
Restructuring and other charges	2,111	5,182	17,478

Operating loss	(5,387)	(33,010)	(40,386)
Other income (expense), net	2,260	3,367	(1,096)

Loss before income taxes	(3,127)	(29,643)	(41,482)
Income tax expense	4,977	2,118	26,145

Net loss	$(8,104)	$(31,761)	$(67,627)

Basic and diluted earnings (loss) per share	$(0.20)	$(0.80)	$(1.92)
Shares used in computing basic and diluted earnings (loss) per share	39,939	39,628	35,262

The accompanying notes are an integral part of the consolidated and combined financial statements

MYKROLIS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
	(In thousands except share data)
ASSETS
Current assets:
Cash and cash equivalents	$70,503	$74,085
Accounts receivable (less allowance for doubtful accounts of $559 in 2003 and $1,224 in 2002)	46,698	39,971
Inventories	38,771	41,821
Deferred income taxes	664	786
Assets held for sale	—	72
Other current assets	5,726	4,088

Total current assets	162,362	160,823
Marketable securities	14,266	—
Restricted cash	1,782	1,608
Property, plant and equipment, net	71,033	74,833
Deferred income taxes	3,411	5,400
Goodwill	17,317	14,454
Other intangible assets (less accumulated amortization of $22,490 in 2003 and $20,946 in 2002)	7,622	4,949
Other assets	5,962	5,122

Total assets	$283,755	$267,189

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligation	$78	$78
Accounts payable	12,613	10,288
Accrued income taxes	11,227	9,416
Accrued expenses	24,781	24,756

Total current liabilities	48,699	44,538
Long-term portion of capital lease obligation	55	131
Other liabilities	11,912	9,815
Minority interest	61	61
Commitments and contingencies (note 17)
Shareholders’ equity:
Preferred stock, par value $.01 per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 250,000,000 shares authorized; 40,648,773 and 39,723,648 shares issued and outstanding, respectively	406	397
Additional paid-in capital	330,515	320,061
Accumulated deficit	(101,455)	(93,351)
Accumulated other comprehensive loss	(6,438)	(14,463)

Total shareholders’ equity	223,028	212,644

Total liabilities and shareholders’ equity	$283,755	$267,189

The accompanying notes are an integral part of the consolidated and combined financial statements

MYKROLIS CORPORATION

CONSOLIDATED AND COMBINED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Common Shares		Additional Paid-In Capital	Shareholder’s Net Investment	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Comprehensive Income (Loss)
	Shares	Amount
Balance December 31, 2000		$—	$—	$253,732	$—	$(7,243)	$246,489
Net change in unearned compensation and other stock-based compensation		—	503	3,240	—	—	3,743
Net transfers from (to) Millipore Corporation		—	1,850	(1,141)	—	—	709
Payment of separation note to Millipore Corporation		—	(19,095)	—	—	—	(19,095)
Transfer to common stock and additional Paid-in capital	32,500	325	249,469	(249,794)	—	—	—
Issuance of common stock—net of expenses	7,000	70	93,891	—	—	—	93,961
Comprehensive loss:
Net loss		—	—	(6,037)	(61,590)	—	(67,627)	$(67,627)
Foreign currency translations		—	—	—	—	(14,633)	(14,633)	(14,633)

Comprehensive loss								(82,260)

Balance December 31, 2001	39,500	395	326,618	—	(61,590)	(21,876)	243,547
Stock-based compensation		—	1,103	—	—	—	1,103
Net transfers to Millipore Corporation		—	(9,518)	—	—	—	(9,518)
Issuance of common stock—employee stock purchase plan and exercise of stock options	224	2	1,858	—	—	—	1,860
Comprehensive income (loss):
Net loss		—	—	—	(31,761)	—	(31,761)	(31,761)
Foreign currency translations		—	—	—	—	7,413	7,413	7,413

Comprehensive loss								(24,348)

Balance December 31, 2002	39,724	$397	$320,061	$—	$(93,351)	$(14,463)	$212,644
Issuance of common stock—employee stock purchase plan and exercise of stock options	592	6	5,534	—	—	—	5,540
Issuance of common stock for acquisition	333	3	4,903	—	—	—	4,906
Stock based compensation		—	17	—	—	—	17
Comprehensive income (loss):
Net loss		—	—	—	(8,104)	—	(8,104)	(8,104)
Foreign currency translations		—	—	—	—	8,333	8,333	8,333
Additional minimum pension liability		—	—	—	—	(221)	(221)	(221)
Unrealized loss on marketable securities		—	—	—	—	(87)	(87)	(87)

Comprehensive loss								$(79)

Balance December 31, 2003	40,649	$406	$330,515	$—	$(101,455)	$(6,438)	$223,028

The accompanying notes are an integral part of the consolidated and combined financial statements

MYKROLIS CORPORATION

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2003	2002	2001
	(In thousands)
Cash flows from operating activities:
Net loss	$(8,104)	$(31,761)	$(67,627)
Adjustments to reconcile net loss to net cash provided by operating activities:
(Income) loss on equity method investments	(587)	37	268
Amortization of premium on available for sale marketable securities	128	—	—
Restructuring and other charges	2,111	5,182	17,478
Impairment losses on long-lived assets	531	971	—
Depreciation	9,653	9,178	10,718
Amortization of intangible assets and goodwill	1,540	1,674	4,339
Stock based compensation	—	1,103	595
Deferred income taxes	2,633	390	25,455
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable, net	(2,953)	(2,104)	54,369
Decrease (increase) in inventories	5,853	20,981	(181)
(Decrease) increase in accounts payable—Millipore Corporation	—	(1,928)	1,928
Increase (decrease) in accounts payable	1,490	4,530	(16,477)
Decrease (increase) other operating assets	1,925	(1,644)	(6,550)
(Decrease) increase in other operating liabilities	707	872	(6,214)

Net cash provided by operating activities	14,927	7,481	18,101
Cash flows from investing activities:
Purchase of marketable securities	(14,477)	—	—
Acquisition of certain net assets	(4,530)
Deposit for purchase of certain assets	(3,002)	—	—
Additions to property, plant and equipment	(3,755)	(17,949)	(10,516)

Net cash used in investing activities	(25,764)	(17,949)	(10,516)
Cash flows from financing activities:
Borrowings under separation revolving credit agreement with Millipore Corporation	—	—	27,512
Payment of borrowings under separation revolving credit agreement with Millipore Corporation	—	—	(27,512)
Net proceeds from the issuance of common stock	—	—	93,961
Payment of separation note to Millipore Corporation	—	—	(19,095)
Net transfers from Millipore Corporation	—	1,457	709
Assignment of restricted cash	(159)	(1,608)	—
Payments under capital leases	(77)	(25)	—
Proceeds from issuance of common stock for employee stock purchase plan and stock option exercises	5,540	1,860	—

Net cash provided by financing activities	5,304	1,684	75,575
Effect of foreign exchange rates on cash and cash equivalents	1,951	38	(329)

Net (decrease) increase in cash and cash equivalents	(3,582)	(8,746)	82,831
Cash and cash equivalents at beginning of period	74,085	82,831	—

Cash and cash equivalents at end of period	$70,503	$74,085	$82,831

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income Taxes	$460	$2,013	$10,145
Interest	$2	$2	$—
Supplemental disclosure of non-cash activity:
Non-cash transfers to Millipore	$—	$10,975	$—
Issuance of common stock related to acquisition	$4,906	$—	$—

The accompanying notes are an integral part of the condensed consolidated and combined financial statements

MYKROLIS CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(In thousands except share and per share data)

1.    Background and Basis of Presentation

Background

Prior to March 31, 2001, Mykrolis Corporation’s (the “Company”) business was operated as a fully integrated business unit of Millipore Corporation (“Millipore”). On March 31, 2001, Millipore transferred to the Company substantially all of the assets and liabilities associated with its microelectronics business (the “Separation”). The Company completed its initial public offering (“IPO”) of 7.0 million shares of common stock on August 9, 2001. The Company retained $75.0 million of the net proceeds and paid the balance to Millipore as repayment of amounts outstanding as intercompany loans incurred by the Company in connection with the Separation. After the initial public offering, Millipore owned 32.5 million shares or approximately 82.3% of the Company’s total outstanding common stock. On February 27, 2002 (the “Distribution Date”), Millipore completed the spin-off of the Company through the distribution to its shareholders of all of the 32.5 million shares of the Company’s common stock owned by Millipore on that date. Effective February 28, 2002 the Company became a fully independent company with 40.6 million shares of common stock outstanding at December 31, 2003.

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

Prior to March 31, 2001, Millipore allocated certain corporate expenses, including centralized research and development, legal, accounting, employee benefits, officers’ salaries, facilities, insurance, information technology services, distribution, treasury and other Millipore corporate and infrastructure costs. These expense allocations were determined on a basis that Millipore and the Company considered to be a reasonable assessment of the utilization of services provided or the benefit received by the Company. At the time of Separation from Millipore, the Company and Millipore entered into transition service agreements for Millipore to provide specified functions and for the Company to reimburse Millipore for the cost of providing these services. The agreements did not necessarily reflect the costs of obtaining the services from unrelated third parties or of the Company providing the applicable services itself. However, management believes that purchasing these services from Millipore provided the Company with an efficient means of obtaining these services during the transition period. In addition, the Company agreed to provide transition services to Millipore, for which the Company has been reimbursed at its cost.

Changes in Millipore’s net investment include net earnings of the Company plus net cash transfers to or from Millipore. After the Separation but prior to the IPO, the Company’s cash deposits were netted against the

MYKROLIS CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

Separation Revolving Credit Agreement (see Note 16—Transactions with Millipore). From the IPO to Distribution Date, amounts due to Millipore were netted against amounts due from Millipore and reported as accounts payable—Millipore in the Company’s consolidated and combined financial statements. After the Distribution Date, these transactions were reported as third party accounts payable and third-party accounts receivable.

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

Translation of Foreign Currencies

Assets and liabilities of the Company’s foreign operations, for which the local currency is the functional currency, are translated into U.S. dollars at exchange rates prevailing on the balance sheet date. Net sales and expenses are translated at the average exchange rates prevailing during the year. The aggregate transaction gains and losses are included in the consolidated and combined statements of operations as a component of other income/(expense), net. Foreign currency translation adjustments relating to permanently invested equity in foreign operations are reported separately as a component of accumulated other comprehensive income (loss) as a component of shareholders’ equity.

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

Accounts Receivable

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments based upon specific identification, by customer. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

Inventories

The Company values its inventories at lower of cost or market on a first-in, first-out (FIFO) basis. Cost includes material, labor and applicable manufacturing overhead costs.

The Company adjusts the cost basis of inventory to reflect net realizable value. Reserves are provided for estimated excess and obsolete inventory equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions. The Company fully reserves for inventories deemed obsolete. Quarterly reviews of all inventory items are performed to identify excess and obsolete inventory on-hand by comparing on-hand balances to recent historical usage as well as forecasted demand, based upon input from sales, R&D and marketing functions. If estimates of demand diminish further or actual market conditions are less favorable than those projected, additional inventory write-downs may be required.

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

For goodwill, the Company assesses fair value by measuring discounted cash flows and comparable company analysis for the applicable underlying reporting unit and test for impairment as the difference between the resulting implied fair value of goodwill compared to its recorded carrying value. Goodwill impairment is tested annually in the fourth quarter or whenever events and changes in circumstances occur. The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142 on January 1, 2002; accordingly, goodwill amortization ceased on that date.

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

MYKROLIS CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

The estimated useful lives of the Company’s depreciable assets are as follows:

Leasehold Improvements	Shorter of the life of the lease or the improvement
Buildings and Improvements	10-31 Years
Production and Other Equipment	3-15 Years
Software	3 years

Goodwill and other intangible assets mainly resulted from the Company’s acquisition of Aeronex in October 2003 and Tylan General, Inc. in January 1997. Other intangible assets consist primarily of patents, acquired technology, customer list, trade names and licenses. These assets are recorded at cost and amortized as follows:

	Aeronex Acquisition	Tylan General Acquisition	Other
Estimated Useful Life
Patents	6-8 years	5-12 years	13 years
Unpatented technology	—	5-7 years	—
Trademarks/tradenames	9 years	5 years	15 years
Customer relationships & other	7 years	—	3 years

Method	Economic consumption period	Straight-line	Straight-line

Income Taxes

The asset and liability approach is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. SFAS 109, “Accounting for Income Tax,” requires that the Company establish a valuation allowance when, based on an evaluation of objective verifiable evidence, the Company believes there is a likelihood that some portion or all of the deferred tax assets will not be realized. The Company records a valuation allowance for these tax assets based on management’s assessments of historical pre-tax income and of the significant deterioration in projected pre-tax income for early future periods given the uncertainty surrounding the prolonged cyclical downturn in the semiconductor industry. The Company provides a valuation allowance against the U.S. deferred income tax assets. There is no valuation allowance against the deferred income tax assets in foreign subsidiaries based on the Company’s assessment of historical pre-tax income and projected pre-tax income for early future periods.

Income tax contingencies are recorded to address probable exposures involving tax positions the Company has taken that could be challenged by taxing authorities. These probable exposures result from the varying application of statutes, rules, regulations and interpretations. The estimate of the value of the Company’s income tax contingencies contains assumptions based on past experiences and judgments about potential actions by taxing jurisdictions. It is reasonably likely that the ultimate resolution of these matters may be greater or less than the amount that we have accrued.

Prior to Distribution, the Company’s results of operations were included in Millipore’s consolidated income tax returns. Income tax expense (benefit) reported in the Company’s consolidated and combined statements of operations was calculated on a separate tax return basis. Millipore managed its tax position for the benefit of its entire portfolio of businesses and its tax strategies were not necessarily reflective of the tax strategies that the Company would have followed as a separate stand-alone company.

MYKROLIS CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

Net Sales

Net sales consist of revenue from sales of products net of trade discounts and allowances. Revenue is recognized when evidence of an arrangement exists, contractual obligations have been satisfied, title and risk of loss have been transferred to the customer and collection of the resulting receivable is reasonably assured. In the event significant post-shipment obligations or uncertainties remain, revenue is deferred and recognized when such obligations are fulfilled by the Company or the uncertainties are resolved. The Company provides for estimated product returns under limited contractual obligations. Amounts billed to customers that relate to shipping costs are included in net sales and in cost of sales. Revenue from services, which is less than approximately 3% of total net sales for each of the three years ended December 2003, 2002 and 2001, is recognized when the services are provided and is included in our consumable product sales.

Research and Development Costs

Research and development expenses consist primarily of salaries and related expense for personnel engaged in research and development, fees paid to consultants, material cost for test units and other expense related to the design, development, testing and enhancement of products. All research and development costs are expensed as they are incurred.

Other Income (Expense)

Other income (expense), net includes foreign currency transaction exchange gains and losses, interest income and expense, income and losses on investments in 20%—50% owned entities accounted for under the equity method and royalty income from Nihon Millipore (see Note 16—Transactions with Millipore). On a periodic basis, equity method investments and other investments are reviewed to determine if an impairment exists.

Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share is based on the weighted average number of common shares and dilutive common equivalent shares assumed during the period, calculated using the treasury stock method which determines additional common shares that are issuable upon exercise of outstanding stock options. Shares used to compute diluted loss per share exclude common share equivalents if their inclusion would have an anti-dilutive effect.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company’s customers are concentrated in the semiconductor industry, and a limited number of customers account for a significant portion of the Company’s revenues. The Company regularly monitors the creditworthiness of its customers and believes that it has adequately provided for exposure to potential credit losses.

Warranty Obligations

At the time revenue is recognized, the Company provides for estimated cost of product warranties as provided for under contractual arrangements. Warranty costs are affected by product failure rates and service delivery costs incurred in correcting a product failure. Should such failure rates or costs differ from these estimates, accrued warranty costs would be adjusted in the period that such events or costs become known.

MYKROLIS CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

Restructuring and Other Charges

During 2003, 2002 and 2001, the Company recorded charges to operations in connection with restructuring programs. The related reserves reflect estimates, including those pertaining to severance, facility exit costs and asset impairments. The Company reassesses the reserve requirements to complete each restructuring program at the end of each reporting period. Actual experience may be different from these estimates.

Pension and Post-Retirement Benefit Obligations

The Company has significant pension and post-retirement benefit costs and credits, which are developed from actuarial valuations. Inherent in these valuations are key assumptions, including discount rates, compensation increases, healthcare costs and expected return on plan assets, which are usually updated on an annual basis at the beginning of each fiscal year. The Company is required to consider current market conditions in making these key assumptions. Changes in the related pension and post-retirement benefit costs or credits may occur in the future due to changes in assumptions.

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

At December 31, 2003, the Company had several stock-based employee compensation plans, which are described more fully in Note 12. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is included in net income (loss), in the event options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The pro forma effect on reported net income (loss) and earnings (loss) per share of recognizing compensation expense in accordance with SFAS No. 123 would have been as follows.

	Year Ended December 31
	2003	2002	2001
Net loss, as reported	$(8,104)	$(31,761)	$(67,627)
Add: Stock-based compensation included in net loss, net of related tax effects	17	588	—
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(14,398)	(15,770)	(2,870)

Pro forma net loss	$(22,485)	$(46,943)	$(70,497)

Basic and diluted earnings (loss) per share:
As reported	$(0.20)	$(0.80)	$(1.92)

Pro forma	$(0.56)	$(1.18)	$(2.00)

MYKROLIS CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

Other Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and the change in accumulated other comprehensive income (loss). The Company’s accumulated other comprehensive income (loss) shown on the consolidated and combined balance sheets consists of foreign currency translation adjustments which are not adjusted for income taxes since they relate to indefinite investments in non-U.S. operations, unrealized losses on available-for-sale marketable securities and certain pension adjustments.

3.    Restructurings and Other Charges

2003 Restructuring and Other Charges

In the fourth quarter of 2003, the Company entered into a sub-lease agreement for a portion of the vacated space in Swindon, England vacated in July of 2003. Accordingly, the Company revised the estimates used for the restructuring programs associated with the closing of our manufacturing and service facilities in England and reversed $178 of previously recorded restructuring charges.

In the third quarter of 2003, the Company recorded additional restructuring and other charges of $532 for non-cash write-offs of machinery and leasehold improvements. These charges related to differences between the actual cost and the original estimates used for restructuring programs associated with the closing and relocation of certain North American service centers and manufacturing operations.

In the second quarter of 2003, the Company initiated an additional restructuring program to streamline its worldwide organization by eliminating 42 positions or approximately 4 percent of its permanent workforce and exited its service facility in Swindon, England. These actions were taken in order to lower the breakeven point in the face of continued softness in the semiconductor industry. Because of these actions and in conjunction with changes in prior estimates, the Company recorded restructuring and other charges of $1,757. Of this amount, $1,176 related to employee severance costs, $306 to facility exit costs at the Swindon facility and $275 to a change in estimate of future costs associated with the vacated Bedford, MA facility.

2002 Restructuring and Other Charges

During the fourth quarter of 2002, the Company recorded restructuring and other charges of $5,182 to respond to the prolonged semiconductor industry downturn. Also during 2002 several changes to prior estimates occurred resulting in the reversal of $1,638 in employee severance costs and a $1,638 increase in leasehold and other costs. These changes in estimate were primarily due to the higher than expected level of attrition of 55 employees, lower than expected severance benefits paid and continued deterioration in the real estate market conditions. Key elements of these restructuring and other charges included:

•	Decision to discontinue the manufacturing of certain gas products. Accordingly, the Company recorded restructuring and other charges of $1,683 related to impairment in the carrying value of plant machinery and leasehold improvements, and the impairment of a capitalized patent related to this manufacturing process. The closing of the Company’s operations in San Clemente, CA also included employee severance and facility exit costs of $220. The Company completed the closing of its San Clemente, CA manufacturing unit in August 2003.

•	Severance costs of $1,568 related to 42 employees in the U.S., Asia and Europe.

MYKROLIS CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

•	Additional facility exit costs of $1,711 related to vacated leased facilities in Bedford, MA and in Swindon, England due to continued depressed real estate rental market conditions.

2001 Restructuring and Other Charges

In the third quarter of 2001, the Company recorded restructuring and other charges of $4,922 in response to the prolonged duration and severity of the semiconductor industry downturn. The restructuring and other charges included approximately $2,495 employee severance costs, a $726 write-off of leasehold improvements and $1,701 of net exit costs on leased property. Key initiatives included:

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

In the first quarter of 2001, the Company recorded restructuring and other charges of $12,556 in connection with its separation from Millipore to improve its manufacturing asset utilization and resize the Company’s overall cost structure. The restructuring and other charges included approximately $11,260 of employee severance costs resulting in the elimination of 205 positions worldwide, approximately $986 of equipment and leasehold improvements write-off and approximately $310 of lease cancellation costs. Key initiatives included:

•	Consolidating manufacturing operations to eliminate redundant manufacturing processes. The Company relocated the operations of two of its manufacturing facilities in the U.S. and closed its manufacturing facility in England. This consolidation of manufacturing operations was substantially completed in the first quarter of 2002.

•	Realigning the Company’s European organizational structure to focus on its operating business units, thereby consolidating its sales and administrative activities into fewer locations that are closer to the Company’s customer base. The Company completed this transition during the fourth quarter of 2001.

•	Reducing the Company’s administrative and management infrastructure costs in Asia. These cost reductions have resulted in a leaner structure through reduced facility costs and administrative positions. This program was completed during the fourth quarter of 2001.

•	Reducing the Company’s workforce in the U.S. in order to address changes in the products demand due to the semiconductor industry downturn. This action was completed during the second quarter of 2001.

As of December 31, 2003, the accrued restructuring costs totaled $3,533. Of this amount, the majority of the $459 in severance costs for terminated employees will be paid by the first quarter of 2005. The facilities-related costs of $3,074 will be substantially paid by the fourth quarter of 2005.

MYKROLIS CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

The activity related to the Company’s restructuring accruals is shown below:

	2003 Activity
	Balance December 31, 2002	2003 Expense	Cash Activity	Non-Cash Activity	Balance December 31, 2003
Workforce	$1,992	$1,189	$(2,705)	$(17)	$459
Leasehold/Other	3,789	352	(1,309)	242	3,074
Asset Impairment	—	570	—	(570)	—

	$5,781	$2,111	$(4,014)	$(345)	$3,533

	2002 Activity
	Balance December 31, 2001	2002 Expense	Cash Activity	Non-Cash Activity	Balance December 31, 2002
Workforce	$3,813	$70	$(1,891)		$1,992
Leasehold/Other	1,987	3,429	(1,627)	$—	3,789
Asset Impairment	—	1,683	—	(1,683)	—

	$5,800	$5,182	$(3,518)	$(1,683)	$5,781

	2001 Activity
	Balance December 31, 2000	2001 Expense	Cash Activity	Non-Cash Activity	Balance December 31, 2001
Workforce	$—	$13,755	$(6,794)	$(3,148)	$3,813
Leasehold/Other	174	3,723	(475)	(1,435)	1,987
Asset Impairment	—		—	—	—

	$174	$17,478	$(7,269)	$(4,583)	$5,800

4.    Basic and Diluted Earnings (Loss) per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the year ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
Numerator:
Net loss	$(8,104)	$(31,761)	$(67,627)

Denominator:
Basic and diluted weighted average shares outstanding	39,939	39,628	35,262
Net loss per share:
Basic and diluted	$(0.20)	$(0.80)	$(1.92)

MYKROLIS CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

5.    Statement of Operations Information

	Year Ended December 31,
	2003	2002	2001
Included in costs and operating expenses
Depreciation of property, plant and equipment	$9,653	$9,178	$10,718

Other income (expense)
Gain (loss) on foreign currency transactions	567	1,632	(2,165)
Royalty income from Millipore Corporation	536	553	605
Interest income and other	570	1,220	919
Income (loss) from equity method investments	587	(38)	(455)

Other income (expense), net	$2,260	$3,367	$(1,096)

6.    Acquisitions and Other

During the fourth quarter of 2003, the Company acquired the business and certain of the assets and liabilities of Aeronex, Inc., a privately held company that developed, manufactured and marketed gas purification components and systems. The Aeronex products complement the Company’s line of gas purifiers. The Aeronex acquisition was accounted for under the purchase method of accounting and Aeronex’s results of operations are included in our consolidated and combined financial statements since October 27, 2003, the date of purchase.

The aggregate purchase price was $9,436 and included common stock valued at $4,906, cash of $4,309 and transaction costs of $ 221. The value of the 333,333 common shares issued was determined based on the average market price of Mykrolis’ common shares over the two days before, day of and two days after the terms of the acquisition were agreed to and announced.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. Valuations of intangible assets were obtained utilizing various resources including valuation consultants.

2003
Current assets	$1,725
Property, plant and equipment	1,030
Intangible assets	4,180
Goodwill	2,863
Liabilities assumed	(362)

Total purchase price including acquisition costs	$9,436

Of the $4,180 of acquired intangible assets, $1,180 was assigned to core technologies (9-year economic consumption life), $1,510 was assigned to two specific product lines (6-year economic consumption life), $1,210 was assigned to customer relationships (8-year economic consumption life), and $280 was assigned to tradenames (8-year economic consumption life).

The $2,863 million of goodwill is expected to be deductible for tax purposes but will not be benefited until the Company utilizes existing tax-loss carryforwards in the U.S.

MYKROLIS CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

Also during the fourth quarter of 2003, the Company made a deposit of $3,002 in conjunction with certain strategic initiatives relating to the purchase of certain assets. This amount is classified as other current assets in the consolidated balance sheet at December 31, 2003.

7.    Goodwill and Other Intangible Assets

The Company adopted SFAS 142 as required on January 1, 2002. Accordingly, the Company performed assessments of whether goodwill was impaired at date of adoption and during the fourth quarter of 2002 and 2003. The Company determined that for purposes of these assessments, the Company’s business consists of liquid products and gas products reporting units, and that the goodwill is attributable solely to the gas products reporting unit. The Company further estimated the gas products reporting unit’s fair value and compared it to the carrying value of the net assets of this reporting unit. As of December 31, 2003 and 2002, the gas reporting unit’s fair value exceeded the value of its net assets, and therefore the goodwill was not impaired.

Goodwill amortization expense was $916 for the year ended December 31, 2001. The following table presents a reconciliation of net loss and loss per share adjusted for the exclusion of goodwill amortization:

	Twelve months ended December 31
	2003	2002	2001
Net loss	$(8,104)	$(31,761)	$(67,627)
Add: Goodwill amortization	—	—	916

Adjusted net loss	$(8,104)	$(31,761)	$(66,711)
Basic and diluted loss per share	$(0.20)	$(0.80)	$(1.92)
Add: Goodwill amortization	—	—	0.03

Adjusted basic and diluted loss per share	$(0.20)	$(0.80)	$(1.89)

As of December 31, 2003, goodwill amounted to $17,317, net of accumulated amortization. The change in the carrying value of goodwill for the year ended December 31, 2003 is as follows:

Balance as of December 31, 2002	$14,454
Goodwill acquired during 2003	2,863

Balance as of December 31, 2003	$17,317

Other identifiable intangible assets of $7,622 and $4,949 (net of accumulated amortization) at December 31, 2003 and 2002, respectively, are summarized in the following table by major intangible asset class.

	As of December 31,
	2003		2002
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Patents	$16,925	$10,966	$14,207	$10,007
Unpatented technology	8,505	8,505	8,505	8,019
Trademarks / tradenames	3,186	2,901	2,906	2,892
Customer relationships & other	1,496	118	278	29

MYKROLIS CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

Total amortization expense for the years ended December 31, 2003 and 2002 was $1,540 and $1,674, respectively. Estimated amortization expense for the fiscal years 2004 to 2008 is $1,762, $1,872, $1,830, $1,092 and $374, respectively.

8.    Long-term marketable securities

Long-term investments consist of government securities and a high-grade corporate bond that are more than twelve months in maturity. All long-term marketable securities have been classified as available-for-sale and are carried at fair market value. Unrealized gains or losses on the Company’s available-for-sale securities are included in accumulated other comprehensive loss as a component of shareholders’ equity. Long-term investments at December 31, 2003 were $14,266.

Long-term investments by security type at December 31, 2003 were as follows:

	Cost	Unrealized Losses	Estimated Fair Value
U.S. Treasury and agency securities	$10,000	$(56)	$9,944
Corporate bonds	4,353	(31)	4,322

	$14,353	$(87)	$14,266

Long-term investment maturities are as follows:

	Total	1-2 years
Long-term investments	$14,266	$14,266

9.    Restricted Cash

At December 31, 2003 and 2002, the Company had cash collateratization totaling $1,782 and $1,608, respectively. This collateral related to a security deposit under a lease for the Company’s corporate headquarters, research and development and manufacturing facility as well as other security deposits and was invested in U.S. federal agency securities, certificates of deposit and money market funds at December 31, 2003.

MYKROLIS CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

10.    Balance Sheet Information

	December 31,
	2003	2002
Inventories
Raw materials	$27,467	$34,971
Work in process	8,198	7,318
Finished goods	22,510	21,382
Less: inventory reserves	(19,404)	(21,850)

Total	$38,771	$41,821

Property, plant and equipment
Land	$2,110	$1,902
Leasehold improvements	43,282	30,726
Buildings and improvements	31,107	29,047
Production and other equipment	57,387	54,376
Construction in progress	213	12,383
Less: accumulated depreciation	(63,066)	(53,601)

Total	$71,033	$74,833

Accrued expenses
Accrued employee payroll and benefits	$15,536	$14,308
Accrued warranty	1,301	1,654
Accrued restructuring costs (excluding work force)	3,074	3,789
Other accrued expenses	4,870	5,005

Total	$24,781	$24,756

Other liabilities
Retirement benefits	$11,256	$9,301
Deferred rent	656	514

Total	$11,912	$9,815

MYKROLIS CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

11.    Income Taxes

The Company’s income tax expense is summarized as follows for the year ended December 31:

	2003	2002	2001
Domestic and foreign income (loss) before income taxes:
Domestic	$(14,043)	$(32,654)	$(43,461)
Foreign	10,916	3,011	1,979

	$(3,127)	$(29,643)	$(41,482)

Domestic and foreign income tax expense (benefit):
Domestic	$647	$—	$17,388
Foreign	4,330	2,118	10,169
State	—	—	(1,412)

	$4,977	$2,118	$26,145

Current and deferred income tax expense:
Current	$1,690	$1,244	$631
Deferred	3,287	874	25,514

	$4,977	$2,118	$26,145

A summary of the differences between the Company’s consolidated and combined effective tax rate and the United States statutory federal income tax rate is as follows:

	2003	2002	2001
U.S. statutory income tax rate	35.0%	35.0%	35.0%
State income tax, net of federal income tax benefit	11.0	2.5	2.2
Impact of foreign operations	(21.3)	(0.7)	(22.7)
Nondeductible goodwill amortization and other permanent items	(8.9)	(5.3)	(6.9)
Valuation allowance	(174.9)	(38.6)	(70.6)

Effective tax rate	(159.2)%	(7.1)%	(63.0)%

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	2003	2002
Intercompany and inventory related transactions	$8,649	$9,533
Pensions	3,220	2,543
Post-retirement benefits	639	588
Bad debts	127	179
Restructuring	1,333	1,892
Net operating loss	23,030	20,479
Tax credits on unremitted earnings	18,931	18,262
Depreciation	(488)	(1,229)
Other, net	6,393	4,334

	61,834	56,581
Less: valuation allowance	(57,759)	(50,395)

Net deferred tax asset	$4,075	$6,186

MYKROLIS CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

At December 31, 2003, the Company has foreign tax credit carryforwards of approximately $979 that expire in 2006 to 2008, and general business tax credits of $608 that expire in 2016 to 2022. Net operating loss carryforwards of $65,800 expire in 2021 to 2023.

The valuation allowance is primarily recorded against foreign tax credits on unremitted earnings of the Company’s foreign subsidiaries of $18,931 and other U.S. deferred tax assets of $38,828 primarily attributable to net operating losses. The increase in the valuation allowance during 2003 is primarily recorded against net operating losses incurred during 2003.

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

12.    Stock Plans

Equity Incentive Plan

During 2001, the Company adopted the 2001 Equity Incentive Plan (the “2001 Plan”) as approved by the Company’s shareholders. The 2001 Plan provides for the issuance of stock-based and other incentive awards to selected employees, directors, and other persons (including both individuals and entities) who provide services to the Company or its Affiliates. The Board of Directors determines the term of each option, option price, number of shares for which each option is granted, whether restrictions will be imposed on the shares subject to options, and the rate at which each option is exercisable. The exercise price for incentive stock options may not be less than the fair market value per share of the underlying common stock on the date granted (110% of fair market value in the case of holders of more than 10% of the voting stock of the Company). The 2001 Plan contains an “evergreen” provision, which increases the number of shares in the pool of options available for grant annually by 1% of the number of shares of common stock outstanding on the date of the Annual Meeting of Stockholders or such lesser amount determined by the Board of Directors.

Prior to the Separation date and in prior years, certain employees of the Company were granted stock options and restricted stock under Millipore’s stock-based compensation plan. The Millipore 1999 Stock Incentive Plan (the “Millipore Plan”) provided for the issuance of stock options and restricted stock to key employees as incentive compensation. The exercise price of a stock option was equal to the fair market value of Millipore’s common stock on the date the option was granted and its term was generally ten years and vested over four years. Unvested stock options outstanding under the Millipore Plan were converted to stock options of the Company at the Distribution. Effective February 28, 2002, these outstanding Millipore options were converted into options to purchase an aggregate of 2,914,313 shares of Mykrolis common stock at a weighted average exercise price of $7.76 share. The conversion of these stock options was done in such a manner that (1) the aggregate intrinsic value of the options immediately before and after the exchange were the same, (2) the ratio of the exercise price per option to the market value per option was not reduced, and (3) the vesting provisions and option period of the replacement Company options are the same as the original vesting terms and option period of the Millipore options. None of these conversion options were issued from shares available for grant under the 2001 Plan.

The Millipore Plan also provided that the restricted stock, which was awarded to key members of senior management at no cost to them, could not be sold, assigned, transferred or pledged during a restriction period

MYKROLIS CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

which was normally four years but in some cases less. In most instances, shares were subject to forfeiture should employment terminate during the restriction period. The restricted stock was recorded at its fair market value on the award date and the related deferred compensation was amortized to selling, general and administrative expenses over the restriction period. The allocated portion of compensation expense attributable to the Company’s employees was $595 in 2001. At December 31, 2001, the Company’s employees held 26,182 shares of restricted stock; and the related total deferred compensation included in the consolidated and combined statements of shareholders’ equity and total comprehensive income (loss) was $139. All of the restricted shares of Millipore held by the Company’s employees vested on February 11, 2002. This modification resulted in an additional compensation charge of $476 in 2002. During 2002, there was also an additional stock based compensation expense of $588 for the termination of two executives.

Employment Inducement and Acquisition Stock Option Plan

During 2003, the Company established the 2003 Employment Inducement and Acquisition Stock Option Plan (the “Employment Inducement Plan”). The Employment Inducement Plan provides for the issuance of stock options and other stock-based awards to newly-hired employees and to employees of companies acquired by the Company. The Employment Inducement Plan has a term of ten years. Options granted under the Employment Inducement Plan have a maximum term of ten years and an exercise price equal to the fair market value of the Company’s common stock on the date of grant. The Board of Directors determines other terms of option grants including, number of shares, restrictions and the vesting period. The Employment Inducement Plan reserves 350,000 shares of common stock. The number of reserved shares automatically increases annually by 0.25% of the number of shares of common stock outstanding on the date of the Annual Meeting of Stockholders unless otherwise determined by the Board of Directors.

Employees’ Stock Purchase Plan

During 2001, the Company adopted the 2001 Employee Stock Purchase Plan (“ESPP”) as approved by the Company’s shareholders. The maximum number of shares which may be issued under the ESPP is 1,000,000 shares of authorized but unissued common stock. The ESPP allows eligible employees to purchase the stock at 85% of the lesser of the fair market value of the common stock on the Offering Date of such Offering Period, or the fair market value of the shares on the Purchase Date applicable to the shares being purchased during such Offering Period. Offering Periods consist of twenty-four month periods, commencing on April 1 and October 1 of each year and ending on the second March 31 and September 30, respectively, occurring thereafter. The first day of an Offering Period is the Offering Date. Each Offering Period consists of four consecutive Purchase Periods of six month durations. The last day of each Purchase Period is the Purchase Date for such Purchase Period.

The ESPP also contained an initial transitional offering (the “Initial Plan Offering”) which commenced on November 1, 2001 and concluded on March 31, 2002. The Offering Date for the Initial Plan Offering was the first day of the Initial Offering Period and the single Purchase Date for the Initial Plan Offering was the last day of the Initial Offering Period. All eligible employees were entitled to participate, and could purchase the stock at 85% of the lesser of the fair market value of the shares on the Offering Date of the Initial Plan Offering or the fair market value of the shares on the Purchase Date of the Initial Plan Offering.

Each employee may purchase up to 10% (up to a maximum of $25,000) of eligible compensation. During the year ended December 31, 2003 and 2002, 123,381 and 50,975 shares of common stock were issued under the ESPP, respectively.

Non-Employee Director Stock Option Plan

During 2001, the Company adopted the 2001 Non-Employee Director Stock Option Plan (the “Directors Plan”) as approved by the Company’s shareholders. The Directors Plan allows for the issuance of 250,000 shares of common stock. Under the Directors Plan, each Non-Employee Director who was in office prior to the initial

MYKROLIS CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

public offering of the Company’s common stock, was automatically granted options to purchase 10,000 shares of common stock, unless such Non-Employee Director had previously received such a grant prior to the date of the initial public offering. Each newly elected eligible director is granted options to purchase 15,000 shares of common stock on the date of his or her first election. Following the initial grant, each director is automatically awarded options to purchase 10,000 shares of common stock for each subsequent year of service as a director. The exercise price of the stock options may not be less than the fair market value of the stock at the date of grant.

During 2002 this plan was amended to increase the number of granted options each newly elected eligible director receives on the date of his or her first election from 10,000 in 2001 to 15,000. In addition, the number of options automatically awarded for each subsequent year of service as a director was increased from 5,000 in 2001 to 10,000.

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

MYKROLIS CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

Option activity under the Company’s plans:

	Shares	Option Price	Weighted Average Exercise Price
Outstanding at January 1, 2001	—
Granted	4,374,171	$9.10-$15.00	$13.02
Exercised	—	—	—
Canceled	(211,720)	$9.10-$15.00	$14.74

Outstanding at December 31, 2001	4,162,451	$9.10-$15.00	$12.93

Available for future grant at December 31, 2001	2,087,549
Exercisable at December 31, 2001	—

Outstanding at January 1, 2002	4,162,451	$9.10-$15.00	$12.93
Granted	4,728,507	$5.20-$15.16	$7.60
Exercised	(132,950)	$5.33-$15.00	$9.77
Expired	(8,340)	$11.60-$15.00	$12.75
Canceled	(736,091)	$5.33-$15.16	$11.49

Outstanding at December 31, 2002	8,013,577	$5.20-$15.16	$9.97

Available for future grant at December 31, 2002	1,231,102
Exercisable at December 31, 2002	2,642,537

Outstanding at January 1, 2003	8,013,577	$5.20-$15.16	$9.97
Granted	1,406,989	$6.97-$15.90	$15.20
Exercised	(468,411)	$5.33-$15.00	$10.48
Expired	(225,309)	$5.33-$15.00	$12.08
Canceled	(482,845)	$5.98-$15.00	$10.01

Outstanding at December 31, 2003	8,244,001	$5.20-$15.90	$10.77

Available for future grant at December 31, 2003	1,046,704
Exercisable at December 31, 2003	3,907,498

The following table summarizes information about stock options at December 31, 2003:

Range of Exercise Prices	Options Outstanding		Weighted Average Exercise Price	Options Exercisable
	Outstanding	Weighted Average Remaining Life in Years		Exercisable	Weighted Average Exercise Price
$5.20-$6.97	2,460,633	5.7	$6.55	1,298,931	$6.39
$7.87-$11.60	2,959,962	5.4	$10.00	1,760,476	$9.86
$12.80-$15.90	2,823,406	5.7	$15.26	848,091	$14.84

$5.20-$15.90	8,244,001	5.6	$10.77	3,907,498	$9.78

Accounting for Stock-Based Compensation

The Company applies the intrinsic value method prescribed by APB 25, in accounting for stock options granted to employees. Pro forma net earnings information as required by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123, has been determined as if the Company had accounted for employee stock options granted to the Company’s employees under the fair value method. As described above, prior to the Separation date, certain employees of the Company

MYKROLIS CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

were granted stock options under Millipore’s stock-based compensation plan. During 2001, the Company adopted its own plan, which provides for the issuance of stock-based awards to employees, directors, and other persons who provide services to the Company or its affiliates. The fair value of options granted under both the Company’s and Millipore’s stock-based plan were estimated at grant date using a Black-Scholes option pricing model with the following weighted-average assumptions:

	2003	2002	2001
Average risk-free interest rate	3.2%	4.0%	4.3%
Range of expected life of option grants	5 years	5 years	3 to 5 years
Expected volatility of underlying stock	69%	80%	80%
Dividend rate	$0	$0	$0

The weighted average estimated fair value of stock options granted during the years ended December 31, 2003, 2002 and 2001 was $9.03 per share, $5.13 per share and $8.52 per share, respectively.

13.    Employee Retirement Plans

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

Prior to the Separation, the U.S. employees of the Company participated in Millipore’s non-contributory defined benefit pension plan, which covered substantially all U.S. employees. The Mykrolis Employees maintained their vested and unvested rights in the Millipore pension plans after the Separation date. However, the liabilities related to these rights were not assumed by the Company and therefore are not reflected in the consolidated and combined balance sheets of the Company. Millipore allocated to the Company net periodic pension costs related to Mykrolis employees that participated in this plan. No contribution was required for the years ended December 31, 2003, 2002 or 2001, as the plan was adequately funded.

Savings and Investment Plan and Participation Plan

The majority of the Company’s U.S. employees are covered under the Mykrolis Corporation Savings and Investment Plan (the “Savings and Investment Plan”), that was adopted by the Company in March 2001. The Savings and Investment Plan allows employees to make certain tax-deferred voluntary contributions upon hire date. Mykrolis currently matches 50% of participant contributions, up to a maximum of 6% of the participant’s compensation. Millipore had a similar plan prior to the Separation date where Millipore matched 25% of certain tax-deferred voluntary contributions after one year of service. The Savings and Investment Plan also has a profit sharing component whereby Mykrolis can make a discretionary contribution based on the Company’s performance.

Prior to April 1, 2001, all U.S. employees of the Company were covered under the Millipore Corporation Participation Plan (the “Participation Plan”), which was a defined contribution plan. Contributions to the Millipore Participation Plan were allocated among the U.S. employees of the Company who had completed at least two years of continuous service on the basis of the compensation they received during the year for which the contribution was made.

MYKROLIS CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

The total combined expenses under the Savings and Investment Plan and Participation Plan was $2,676 in 2003, $2,407 in 2002, and $2,198 in 2001.

Supplemental Savings and Retirement Plan

Mykrolis offers a Supplemental Savings and Retirement Plan (the “Supplemental Plan”) to certain senior executives that allows certain salary deferral benefits that would otherwise be lost by reason of restrictions imposed by the Internal Revenue Code limiting the amount of compensation which may be deferred under tax-qualified plans. The liabilities related to these rights were assumed by the Company at the Separation, and are therefore reflected in the consolidated and combined balance sheets. During the years ended December 31, 2003, 2002 and 2001, the Company’s expense was $23, $20 and $48, respectively.

Japan Retirement and U.S. Post-Retirement Benefit Plans

The employees of the Company’s subsidiary in Japan (“Nihon Mykrolis”) are covered in a defined benefit pension plan. Additionally, substantially all the Company’s U.S. employees are covered under several unfunded defined benefit post-retirement benefit plans. The plans provide medical and life insurance benefits and are, depending on the plan, either contributory or non-contributory.

The tables below set forth the estimated net periodic cost and funded status of the Nihon Mykrolis Pension Plan and the U.S. Post-Retirement Benefit Plans.

	Nihon Mykrolis Pension Plan		U.S. Post-Retirement Benefits
	2003	2002	2003	2002
Change in benefit obligation:
Benefit obligation at beginning of year	$9,360	$8,778	$1,506	$1,031
Service cost	790	722	127	204
Interest cost	241	204	60	76
Actuarial loss (gain)	588	(1,198)	(670)	195
Foreign exchange impact	1,114	953	N/A	N/A
Benefits paid	(483)	(99)	—	—

Benefit obligation at end of year	$11,610	$9,360	$1,023	$1,506

Change in plan assets:
Fair value of plan assets at beginning of year	$2,133	$1,936	N/A	N/A
Actual return on plan assets	(5)	(110)	N/A	N/A
Company contributions	99	94	N/A	N/A
Foreign exchange impact	240	213	N/A	N/A

Fair value of plan assets at end of year	$2,467	$2,133	N/A	N/A

Funded status	$(9,143)	$(7,227)	$(1,023)	$(1,506)
Unrecognized net loss (gain)	1,662	905	(805)	(176)

Accrued benefit cost	$(7,481)	$(6,322)	$(1,828)	$(1,682)

MYKROLIS CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

Amounts recognized in the statement of financial position consist of:

	Nihon Mykrolis Pension Plan		U.S. Post-Retirement Benefits
	2003	2002	2003	2002
Prepaid benefit cost	$—	$—	$—	$—
Accrued benefit cost	(7,702)	(6,322)	(1,828)	(1,682)
Accumulated other comprehensive loss	221	—	—	—

Net amount recognized	(7,481)	(6,322)	(1,828)	(1,682)

The accumulated benefit obligation for the Company’s pension plan was $10,169 and $7,493 at December 31, 2001 and 2002, respectively.

	Nihon Mykrolis Pension Plan			U.S. Post-Retirement Benefits
	2003	2002	2001	2003	2002	2001
Components of net periodic benefit cost:
Service cost	$790	$722	$854	$127	$204	$95
Interest cost	241	204	268	60	76	63
Expected return on plan assets	(16)	(14)	(37)	N/A	N/A	N/A
Amortization of unrecognized gain	—	—	—	(42)	(11)	(27)
Recognized actuarial loss	—	13	113	—	—	—

Net periodic benefit cost	1,015	925	1,198	145	269	131
Curtailment cost	—	—	—	—	—	(175)

Total benefit cost (income)	$1,015	$925	$1,198	$145	$269	$(44)

	Nihon Mykrolis Pension Plan		U.S. Post-Retirement Benefits
	2003	2002	2003	2002
Increase in minimum liability included in other comprehensive income	$221	—	—	—

Assumptions:

	Nihon Mykrolis Pension Plan		U.S. Post-Retirement Benefits
	2003	2002	2003	2002
Weighted average assumptions used to determine benefit obligations at December 31:
Discount rate	1.87%	2.50%	6.25%	6.50%
Rate of compensation increase	2.00%	2.00%	N/A	N/A
Weighted average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	1.87%	2.50%	6.50%	7.00%
Expected return on plan assets	0.75%	0.75%	N/A	N/A
Rate of compensation increase	2.00%	2.00%	N/A	N/A

MYKROLIS CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

	U.S. Post-Retirement Benefits
	2003	2002
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	8.0%	9.0%
Rate to which the cost trend rate is assumed to decline	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2009	2009

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects.

	1% Point Increase	1% Point Decrease
Effect on total of services and interest cost components	$47	$(36)
Effect on post-retirement benefit obligations	233	(181)

Plan Assets

At December 31, 2003 and 2002, the Company’s pension plan assets were invested in a Japanese insurance company’s guaranteed-return fixed income securities. There is interest rate risk associated with the valuation of these investments. The long-term rate of return on Japanese pension plan assets was developed through an analysis of historical returns and the fund’s current guaranteed return rate. Estimates of future returns are based on a continuation of the existing guaranteed rate of return.

The Company’s U.S. post-retirement benefit plan were unfunded at December 31, 2003 and 2002.

Cash Flows

Contributions

During 2004, the Company expects to contribute $104 to its defined benefit pension plan in Japan and does not expect to contribute to its U.S. post-retirement benefit plans in 2004.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Other Benefits
2004	$608	$—
2005	65	—
2006	65	—
2007	65	—
2008	346	—
Years 2009-2014	1,489	—

MYKROLIS CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

14.    Business Segment Information

The Company has one reportable segment that develops, manufactures and sells consumables and capital equipment to semiconductor fabrication companies and other companies using similar manufacturing processes, as well as OEM suppliers to those companies. The Company also provides warranty and repair services to customers in this segment. The Company’s products include membrane and metal based filters, housings, precision liquid dispense filtration pumps, resin based gas purifiers and mass flow and pressure controllers. The products are used by customers in manufacturing operations to remove contaminants in liquid and gas processes, to purify liquids and gases, to measure and control flow rates and to control and monitor pressure and vacuum levels during the manufacturing process. The Company’s products are sold worldwide through a direct sales force and through distributors in selected regions.

Geographical Information:

The Company attributes net sales and long-lived assets to different geographic areas on the basis of the location of the customer. Net sales for each of the years ended December 31, 2003, 2002 and 2001 along with long-lived asset information as of December 31, 2003 and 2002 by geographic area in U.S. dollars are presented as follows:

	Net Sales
	Year Ended December 31,
	2003	2002	2001
North America	$49,280	$55,344	$70,393
Japan	67,511	63,323	78,562
Taiwan	24,403	20,746	19,497
Asia—Other	25,962	21,057	19,997
Europe	18,742	17,979	26,825

Total	$185,898	$178,449	$215,274

	Long-Lived Assets
	2003	2002
North America	$76,163	$74,619
Japan	18,397	18,013
Asia	1,038	1,125
Europe	374	481

Total	$95,972	$94,238

15.    Significant Customers and Concentration of Risk

Historically, the Company has relied on a limited number of customers for a substantial portion of its net sales. During the fiscal years ended December 31, 2003, 2002 and 2001 revenues from one customer represented 11%, 13% and 14%, respectively of total net sales. Accounts receivable for this customer was $5,713, $3,843 and $2,686 at December 31, 2003, 2002 and 2001, respectively. There were no other customers that accounted for more than 10% of revenues or accounts receivable during any of these years.

MYKROLIS CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

16.    Related Party Transactions

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

Tax Sharing Agreement

The Company and Millipore entered into a Tax Sharing Agreement, which governs the Company’s and Millipore’s respective rights, responsibilities and obligations after the Distribution with respect to taxes for the periods ending on or before the Distribution. In addition, the Tax Sharing Agreement provides a basis to allocate any liability for taxes that are incurred as a result of the restructuring activities undertaken to implement the Separation. If the Distribution fails to qualify as a tax-free distribution under Section 355 of the Internal Revenue Code because of the acquisition of the Company’s stock or assets, or some other actions of the Company, then the Company will be solely liable for any resulting corporate taxes. Under the Tax Sharing Agreement, Millipore is required to indemnify the Company for any loss in tax attributes resulting from Millipore’s use in connection with its filing of consolidated group returns for pre-distribution periods. However, the Company is responsible for tax liabilities of Millipore foreign subsidiaries that were transferred to the Company in the Separation for periods prior to the Separation.

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

Royalty Agreement

During 2001, Mykrolis entered into a royalty agreement with Nihon Millipore, which provides Nihon Millipore the right to use certain intellectual property that was developed by Mykrolis in connection with the bioscience business. As a result of this agreement, $ 535, $553 and $605 in royalty income from Millipore was recognized and recorded in other income (expense), net for the years ended December 31, 2003, 2002 and 2001, respectively.

MYKROLIS CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

Income and expenses

For the years ended December 31, 2003, 2002 and 2001 the Company purchased products from Millipore for inclusion in its products sold to third parties totaling $3,016, $ 2,717 and $2,955 respectively. Products sold to Millipore totaled $1,587, $2,010 and $1,593 for the years ended December 31, 2003, 2002 and 2001, respectively.

For the years ended December 31, 2003 and 2002 and the nine months from the Separation on April 1, 2001 through December 31, 2001, services purchased under the transition service agreements between Millipore and the Company are as follows.

Purchased costs	Year ended December 31, 2003	Year ended December 31, 2002	Nine months ended December 31, 2001
Cost of sales	$1,986	$3,884	$3,279
Selling, general and administrative	796	3,126	3,675
Research and development	205	642	1,082

Total	$2,987	$7,652	$8,036

For the year ended December 31, 2003, 2002 and the nine months from the Separation on April 1, 2001 through December 31, 2001, services provided to Millipore related to manufacturing, distribution, research and development and management are presented below. Also included in the table below is sublease income from Millipore for manufacturing space they occupy in the Company’s Yonezawa, Japan facility of $758, $704 and $563 for the years ended December 31, 2003, 2002 and 2001, respectively. These costs provided to Millipore are reductions to operating expenses in the Company’s consolidated and combined financial statements.

Costs provided	Year ended December 31, 2003	Year ended December 31, 2002	Nine months ended December 31, 2001
Cost of sales	$479	$870	$1,186
Selling, general and administrative	817	880	222
Research and development	—	—	269

Total	$1,296	$1,750	$1,677

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

Allocated costs	December 31, 2001
Cost of sales	$2,233
Selling, general and administrative	7,350
Research and development	679

Total	$10,262

MYKROLIS CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

Net Transfers To/From Millipore Corporation

After the Separation from Millipore, any changes to the Company’s April 1, 2001 balance sheet were made through additional paid in capital included in shareholders’ equity. During 2002, these transfers primarily consist of the $9,000 income tax receivable described in Note 11 above as well as fixed asset adjustments. During 2001, these transfers mainly relate to accrued liabilities.

As described in Note 1, prior to the Separation on March 31, 2001, changes in Millipore’s net investment included, net earnings (losses) of the Company and net transfers (to)/from Millipore. Components of the net transfers are as follows:

Net Transfers To/From Millipore Corporation	2002	2001
Cash transfers to Millipore	—	$(99,782)
Cash transfers from Millipore	—	88,379
Costs allocated from Millipore	—	10,262

Net transfers (to)/from Millipore prior to Separation	—	$(1,141)
Net transfers (to) from Millipore after Separation	(9,518)	1,850

Total transfers from Millipore	$(9,518)	$709

Cash transfers to Millipore relate primarily to cash collected on accounts receivable that sent to Millipore centralized cash management account prior to March 31, 2001. In addition, cash transfers from Millipore relate to direct operating costs, capital expenditures and income taxes paid by Millipore on the Company’s behalf. Allocated costs represent the Company’s share of allocated costs incurred and paid by Millipore prior to March 31, 2001.

17.    Commitments and Contingencies

Leases

The Company’s capital and operating lease agreements cover sales offices, manufacturing, vehicle, information technology equipment and warehouse space. These leases have expiration dates through 2014. Certain land and building leases contain renewal options for periods ranging from one to five years and purchase options at fair market value. During 2003, the Company exited its San Clemente, CA manufacturing facility as part of the 2002 restructuring decision to discontinue the manufacturing of certain gas products. During the fourth quarter of 2003, the Company assumed certain liabilities of Aeronex, Inc.; which included the assignment of two facility leases in San Diego, CA. During 2002, the Company entered into a 12-year lease for its new corporate headquarters, research and development and manufacturing facility. Annual rental payments under the lease are $2,451 for the first six years and $2,801 for the remaining six years plus basic operating costs and real estate taxes. Upon execution of the lease, the Company was required to issue an irrevocable standby letter of credit in the initial amount of $1,000 to be reduced by $125 on each of the first six anniversaries of commencement of the lease. This lease also provides the Company with two 5-year renewal options at market rent. Under the lease terms relating to the Company’s Bedford, Massachusetts facility, the Company has an option to purchase the facility at fair market value between June 2005 and November 2005, the expiration date of the lease, and the lessor has the option to sell the facility to the Company at 90% of the then current fair market value prior to November 2005. Rental expense was $8,434 in 2003, $8,738 in 2002 and $7,425 in 2001. The 2003, 2002 and 2001 rental expense includes $280, $1,164 and $2,876 respectively, of transitional service agreement costs associated with the sharing of space owned by Millipore. The Company leases space in its

MYKROLIS CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

Tokyo, Japan office to Millipore for research and development activities. This lease is renewed at each one year anniversary of the Distribution date unless either party proposes to terminate the lease at least twelve months before expiring. Millipore leases space in Bedford, MA to the Company for the manufacturing of membrane which continues to March 2006. During 2002, the Company relocated the Jaffrey, NH manufacturing operation and the Bedford, MA headquarters to a single Billerica, MA facility. At December 31, 2003, future minimum rents payable under noncancelable leases with initial terms exceeding one year were as follows:

Fiscal Year	Capital Leases	Operating Leases
2004	$82	$8,300
2005	55	8,238
2006	—	5,714
2007	—	4,530
2008	—	3,343
Thereafter	—	16,661

Total minimum lease payments	137	$46,786

Less: amounts representing interest	(4)

Present value of net minimum lease payments	$133

Legal Proceedings

On March 3, 2003 the Company filed a lawsuit against Pall Corporation in the United States District Court for the District of Massachusetts alleging infringement of two of the Company’s U.S. Patents by a fluid separation device known as the Pall Photo Kleen EZD-2 filter assembly manufactured and sold by the defendant. The Company’s lawsuit also seeks a preliminary injunction preventing the defendant from the manufacture, use, sale, offer for sale or importation into the U.S. of the infringing product. On March 24, 2003 defendant filed an answer denying that its fluid separation device infringed the Company’s patents; defendant also filed a counterclaim seeking a dismissal of the Company’s lawsuit, a decree that the Company’s patents are invalid and/or not infringed and costs incurred in conducting the litigation. A five day hearing on the Company’s motion for a preliminary injunction and on claim construction of the Company’s patents that are the subject of the litigation was held from August 6-12, 2003. To date the Court has not ruled on the Company’s motion for preliminary injunction and upon the construction of the claims of the Company’s patents in suit.

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

We enter into a variety of indemnification commitments in the ordinary course of our business including the following:

•	Indemnification commitments that are embedded in commercial agreements for the purchase or sale of products or services and provide that we agree to indemnify the indemnified party for losses suffered by reason of the infringement by our products of the intellectual property rights of third parties. These indemnification commitments generally do not contain restrictions as to amount or duration.

MYKROLIS CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

•	Indemnification commitments in connection with business acquisition/divestiture transactions where we agree to indemnify the indemnified party for losses suffered by reason of the breach of representations and warranties that we have made pursuant to the transaction. Typically these indemnities will have a one or two year duration and will be subject to minimum claim levels but do not contain restrictions as to amount.

•	Indemnification commitments to our officers and directors against liabilities that they may incur in the performance of their duties on our behalf which do not contain limitations as to duration or amount but are subject a number of conditions.

The Company has never incurred costs to defend lawsuits or settle claims related to these types of indemnification commitments. As a result, we believe the estimated fair value of these commitments is minimal. Accordingly, we have no liabilities recorded for these commitments as of December 31, 2003.

In 2003, the Company entered into a relocation agreement with the vice president worldwide sales and marketing, with respect to a relocation. As a part of this agreement the Company entered into standard third-party employee relocation administration arrangements which included an indemnification commitment whereby the Company agreed to indemnify the third-party relocation administrator against any deterioration in the market value of the property located in the United States between the sale to the third party relocation administrator and resale to a third party at estimated fair market value. In connection with this indemnification commitment, the Company has recorded a liability of $76.

Product Warranty

The Company’s product warranty liability for the 2003 year is summarized below.

Amount of Liability
Balance at December 31, 2002	$1,566
Accruals for warranty during 2003	721
Accruals related to pre-existing warranties (including changes in estimate)	66
Settlements made during 2003	(1,051)

Balance at December 31, 2003	$1,302

18.    Assets Held for Sale

During the first quarter of 2003, the Company sold the assets which were held for sale at December 31, 2002. The company received $73 for the assets and included the $1 gain as a component of “Cost of sales.”

The details of the assets held for sale are as follows:

Assets held for sale at December 31, 2002	$72
Proceeds from assets sold during 2003	(73)
Gain on assets sold	1

Assets held for sale at December 31, 2003	$0

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

19.    Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are applicable for financial statements of interim periods ending after December 15, 2002. The Company adopted FIN 45 in the fourth quarter of 2002 and has included the new disclosure requirements in the Notes to the Consolidated Financial Statements (see Note 10 and Note 17).

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

In April 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). This statement amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and

MYKROLIS CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. The adoption of SFAS 149, which became effective for contracts entered into or modified after June 30, 2003, did not have any impact on the Company’s consolidated results of operations, financial position or cash flows.

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

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Post-Retirement Benefits,” (“SFAS 132”) that expands financial statement disclosures for defined benefit plans. The change replaces existing SFAS 132 disclosure requirements for pensions and other post-retirement benefits and revises employers’ disclosures about pension plans and other post-retirement benefit plans. It does not change the measurement of recognition of those plans required by SFAS No. 87, “Employers’ Accounting for Pensions” or SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.” SFAS 132 revised retains the disclosure requirements contained in the original SFAS 132, but requires additional disclosures about the plan assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit post-retirement plans. SFAS 132 revised is effective for annual and interim periods with fiscal years ending after December 15, 2003. The Company has adopted the revised disclosure provisions.

In December 2003, the FASB issued FASB Interpretation No. 46-R (“FIN 46-R”) a revised interpretation of FASB Interpretation No 46 (“FIN 46”). FIN 46-R requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46-R are effective immediately for all arrangements entered into after January 31, 2003. For all arrangements entered into after January 31, 2003, the Company is required to continue to apply FIN 46-R through the end of the first quarter of fiscal 2004. We do not have any equity interests that would change its current reporting or require additional disclosures outlined in FIN 46-R. For arrangements entered into prior to February 1, 2003, the Company is required to adopt the provisions of FIN 46-R in the first quarter of fiscal 2004. The Company does not have any equity interests that would change its current reporting or require additional disclosures outlined in FIN 46-R.

In December 2003, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the Act) was passed by the United States Congress. The Act will be effective January 1, 2006 and provides Medicare government subsidies for employers that sponsor retiree medical programs for prescriptions, the FASB issued a Staff Position Paper (“FSP”) 106-1 in January 2004 in response to the Act. FSP 106-1 allows an employer a one-time election to defer recognition of the Act in an employers financial statements until the FASB issues authoritative guidance on the matter. The Company has elected to defer recognition of the accounting changes until such time.

SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, which supersedes a portion of SAB 101, Revenue Recognition in Financial Statements was issued in December 2003. The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements,

MYKROLIS CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

which was superseded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have any impact on the Company’s consolidated results of operations, financial position or cash flows.

20.    Subsequent Events

During January of 2004, Millipore Corporation notified the Company that certain of its U.S. tax attributes were utilized in connection with Millipore’s consolidated tax return filings for certain post separation periods. Under the terms of its tax sharing agreement with Millipore, the Company is indemnified for loss of tax attributes utilized by Millipore relating to the spin-off from its former parent. On March 5, 2004, the Company received $1,255 from Millipore and is reviewing the amount and related documentation to determine the adequacy of this indemnification, or whether further amounts are due from Millipore. The Company plans to complete its review during the first quarter of 2004. A valuation allowance had been established for these U.S. tax attributes as of December 31, 2003, and therefore any utilization of these attributes and corresponding reversal of valuation allowance would increase net income in future periods.

Report of Independent Auditors

To the Board of Directors and Shareholders of Mykrolis Corporation

In our opinion, the consolidated and combined financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Mykrolis Corporation and its subsidiaries, formerly a majority-owned subsidiary of Millipore Corporation ( “Millipore”), at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth there in when read in conjunction with the related consolidated and combined financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The Company was comprised of Millipore’s microelectronics business which was historically integrated with the businesses of Millipore; consequently, as indicated in Note 1, the financial statements for the year ended December 31, 2001 have been derived from the consolidated financial statements and accounting records of Millipore, and reflect significant assumptions and allocations. Moreover, as indicated in Note 1, the Company relied on Millipore for administrative, management, research and other services. Accordingly, these consolidated and combined financial statements do not necessarily reflect the financial position, results of operations, and cash flows of the Company had it been a stand-alone company.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February	25, 2004, except for Note 20,
as	to which the date is
March	5, 2004

Valuation and Qualifying Accounts

(In thousands)

Description	Balance at beginning of period	Additions (deductions) charged to income	Additions charged to other	Deductions from reserves(1)	Balance at end of period
Allowance for Doubtful Accounts Receivable:
Year ended December 31, 2003	$1,224	$(117)	$70	$(618)	$559
Year ended December 31, 2002	1,670	413	157	(1,016)	1,224
Year ended December 31, 2001	1,497	392	198	(417)	1,670

(1)	Represents amounts written off, net of recoveries

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

	Three Months Ended
	Dec. 31, 2003	Sept. 27, 2003	June 28, 2003	Mar. 29, 2003	Dec. 31, 2002	Sept. 28, 2002	June 30, 2002	Mar. 31, 2002
Net sales	$58,183	$44,529	$42,678	$40,508	$46,464	$47,740	$48,537	$35,708
Cost of sales	32,838	24,383	24,072	23,976	32,075	29,628	32,463	24,617

Gross profit	25,345	20,146	18,606	16,532	14,389	18,112	16,074	11,091
Selling, general and administrative expenses	16,544	15,712	16,187	16,352	14,342	18,719	16,902	17,846
Research and development expenses	5,591	4,362	4,673	4,484	5,032	5,133	5,182	4,338
Restructuring and other charges	(178)	532	1,757	—	5,182	—	—	—

Operating income (loss)	3,388	(460)	(4,011)	(4,304)	(10,167)	(5,740)	(6,010)	(11,093)
Other income (expense), net	610	(184)	1,174	660	1,496	4	1,815	52

Income (loss) before income taxes	3,998	(644)	(2,837)	(3,644)	(8,671)	(5,736)	(4,195)	(11,041)
Income tax expense (benefit)	342	224	2,698	1,713	(452)	(1,400)	2,570	1,400

Net income (loss)	$3,656	$(868)	$(5,535)	$(5,357)	$(8,219)	$(4,336)	$(6,765)	$(12,441)

Basic net income (loss) per share	$0.09	$(0.02)	$(0.14)	$(0.13)	$(0.21)	$(0.11)	$(0.17)	$(0.32)
Shares used in computing basic income (loss) per share	40,336	39,874	39,795	39,725	39,722	39,655	39,629	39,500
Diluted net income (loss) per share	$0.09	$(0.02)	$(0.14)	$(0.13)	$(0.21)	$(0.11)	$(0.17)	$(0.32)
Shares used in computing diluted income (loss) per share	42,757	39,874	39,795	39,725	39,722	39,655	39,629	39,500

The following table sets forth our financial information stated as a percentage of net sales for the past eight quarterly periods:

	Dec. 31, 2003	Sept. 27, 2003	June 28, 2003	Mar. 29, 2003	Dec. 31, 2002	Sept. 28, 2002	June 30, 2002	Mar. 31, 2002
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	56.4%	54.8%	56.4%	59.2%	69.0%	62.1%	66.9%	68.9%

Gross profit	43.6%	45.2%	43.6%	40.8%	31.0%	37.9%	33.1%	31.1%
Selling, general and administrative expenses	28.4%	35.3%	37.9%	40.4%	30.9%	39.2%	34.8%	50.0%
Research and development expenses	9.6%	9.8%	10.9%	11.1%	10.8%	10.8%	10.7%	12.1%
Restructuring and other charges	(0.3)%	1.2%	4.1%	—	11.2	—	—	—

Operating income (loss)	5.8%	(1.0)%	(9.4)%	(10.6)%	(21.9)%	(12.0)%	(12.4)%	(31.1)%
Other income (expense), net	1.0%	(0.4)%	2.8%	1.6%	3.2%	0.0%	3.7%	0.1%

Income (loss) before income taxes	6.9%	(1.4)%	(6.6)%	(9.0)%	(18.7)%	(12.0)%	(8.6)%	(30.9)%
Income tax expense (benefit)	0.6%	0.5%	6.3%	4.2%	(1.0)	(2.9)%	5.3%	3.9%

Net income (loss)	6.3%	(1.9)%	(13.0)%	(13.2)%	(17.7)%	(9.1)%	(13.9)%	(34.8)%

INDEX TO EXHIBITS

Exhibit No.	Description	Exhibit Volume Page No.

2.1	Form of Master Separation and Distribution Agreement	**

2.2	Form of General Assignment and Assumption Agreement	**

3.1	Restated Certificate of Incorporation of Mykrolis Corporation	**

3.2	Amended and Restated By-laws of Mykrolis Corporation	**

3.3	Form of certificate representing shares of Common Stock, $.01 par value per share	**

3.4	Form of Common Stock Rights Agreement	**

3.5	Form of Common Stock Purchase Right Certificate (included as Annex I to the Form of Common Rights Agreement)	**

3.6	Summary of Common Stock Purchase Rights (included as Annex II to the Form of Common Rights Agreement)	**

10.1	Form of 2001 Equity Incentive Plan	**

10.2	2001 Non-Employee Directors Stock Option Plan (As amended October 1, 2002)	**

10.3	Mykrolis Corporation Amended and Restated 2001 Employee Stock Purchase Plan	**

10.4	Form of Indemnification Agreement	**

10.5	Lease Agreement dated November 25, 1985 between Roger G. Little, Trustee of SPI Trust, and Millipore Corporation relating to facilities located at Patriots Park, Bedford, Massachusetts	**

10.6	Lease Agreement dated December 19, 1997 between EBP3, Ltd. and Millipore Corporation relating to facilities located in Allen, Texas	**

10.7	Master Patent License Agreement	**

10.8	Master Patent Grantback License Agreement	**

10.9	Master Trademark License Agreement	**

10.10	Master Invention Disclosure Assignment	**

10.11	Master Trade Secret and Know-How Agreement	**

10.12	Tax Sharing Agreement	**

10.13	Employee Matters Agreement	**

10.14	Master Transitional Services Agreement	**

10.15	Membrane Manufacture and Supply Agreement	**

10.16	Research Agreement	**

**	Incorporated by Reference to a prior filing with the Commission

INDEX TO EXHIBITS [Cont’d]

Exhibit No.	Description	Exhibit Volume Page No.

10.17	Product Distribution Agreement	**

10.18	Millipore Contract Manufacturing Agreement	**

10.19	Mykrolis Contract Manufacturing Agreement	**

10.20	Letter Agreement with Robert E. Caldwell	**

10.21	Letter Agreement with Thomas O. Pyle	**

10.22	Lease Agreement, dated April 1, 2002, Between Nortel Networks HPOCS Inc. And Mykrolis Corporation, relating to headquarters, R&D and manufacturing facility located at 129 Concord Road, Billerica, MA	**

10.23	Standard Form of Agreements Between Owner and Design/Builder, effective as of January15, 2002, between registrant and SPEC Process Engineering & Construction, as Design/Builder	**

10.24	Supplemental Executive Retirement Plan for Key Salaried Employees of Mykrolis Corporation	**

10.25	Mykrolis Corporation 2002 Deferred Compensation Plan for Senior Management	**

10.26	Mykrolis Corporation 2003 Employment Inducement and Acquisition Stock Option Plan	**

10.27	Executive Termination (Change of Control) Agreement with Gerry Mackay	**

10.28	Executive Termination (Change of Control) Agreement with Jieh Hwa-Shyu	**

10.29	Indemnification Agreement with Gerry Mackay	**

10.30	Indemnification Agreement with Jieh Hwa-Shyu	**

10.31	Letter Agreement with Gerry Mackay	**

21.1	Subsidiaries of Mykrolis Corporation	4

23.1	Consent of Independent Accountants	6

24	Power of Attorney	8

31.1	Certification of C. William Zadel, Chief Executive Officer, Pursuant to Rule 13a-14(a)	10

31.2	Certification of Bertrand Loy, Chief Financial Officer, Pursuant to Rule 13a-14(a)	12

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	14

**	Incorporated by Reference to a prior filing with the Commission