Form 10-Q
period 2004-04-03
MYKROLIS CORP
filed 2004-04-30
CIK 1133082

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2004

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

The Company had 41,254,179 shares of common stock outstanding as of April 15, 2004.

Mykrolis Corporation

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Mykrolis Corporation

Consolidated Statements of Operations

(In thousands except per share data)

(Unaudited)

	Three Months Ended
	April 3, 2004	March 29, 2003
Net sales	$70,515	$40,508
Cost of sales	36,446	23,976

Gross Profit	34,069	16,532
Research and development expenses	6,297	4,484
Selling, general and administrative expenses	19,669	16,352

Operating income (loss)	8,103	(4,304)
Other income, net	474	660

Income (loss) before income taxes	8,577	(3,644)
Income tax expense	1,590	1,713

Net income (loss)	$6,987	$(5,357)

Basic income (loss) per share	$0.17	$(0.13)
Shares used in computing basic income (loss) per share:	41,001	39,725

Diluted income (loss) per share	$0.16	$(0.13)
Shares used in computing diluted income (loss) per share:	43,430	39,725

The accompanying notes are an integral part of the consolidated financial statements.

Mykrolis Corporation

Consolidated Balance Sheets

(In thousands except share data)

	April 3, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$74,665	$70,503
Marketable securities	4,995	—
Accounts receivable (less allowance for doubtful accounts of $499 at April 3, 2004 and $559 at December 31, 2003)	55,862	46,698
Inventories	41,363	38,771
Deferred income taxes	664	664
Other current assets	7,318	5,726

Total current assets	184,867	162,362

Marketable securities	9,262	14,266
Restricted cash	1,431	1,782
Property, plant and equipment, net	69,528	71,033
Deferred income taxes	3,411	3,411
Goodwill, net	17,297	17,317
Other intangible assets (less accumulated amortization of $22,932 at April 3, 2004 and $22,490 at December 31, 2003)	7,182	7,622
Other assets	6,089	5,962

Total assets	$299,067	$283,755

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligation	$78	$78
Accounts payable	17,458	12,613
Accrued income taxes	11,878	11,227
Accrued expenses	18,649	24,781

Total current liabilities	48,063	48,699

Long-term portion of capital lease obligation	35	55
Other liabilities	12,763	11,912
Minority interest	89	61

Commitments and contingencies (note 13)

Shareholders’ equity:
Preferred stock, par value $.01 per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 250,000,000 shares authorized; 41,242,527 and 40,648,773 shares issued and outstanding, respectively	412	406
Additional paid-in capital	336,207	330,515
Accumulated deficit	(94,468)	(101,455)
Accumulated other comprehensive loss	(4,034)	(6,438)

Total shareholders’ equity	238,117	223,028

Total liabilities and shareholders’ equity	$299,067	$283,755

The accompanying notes are an integral part of the consolidated financial statements.

Mykrolis Corporation

Consolidated Statements of Shareholders’ Equity

and Comprehensive Income (Loss)

(In thousands)

	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Comprehensive Income (Loss)
	Shares	Amount
Balance December 31, 2002	39,724	$397	$320,061	$(93,351)	$(14,463)	$212,644
Issuance of common stock-employee stock purchase plan and exercise of stock options	592	6	5,534	—	—	5,540
Issuance of common stock for acquisition	333	3	4,903	—	—	4,906
Stock based compensation		—	17	—	—	17
Comprehensive income (loss) :
Net loss		—	—	(8,104)	—	(8,104)	(8,104)
Foreign currency translations		—	—	—	8,333	8,333	8,333
Additional minimum pension liability		—	—	—	(221)	(221)	(221)
Unrealized loss on marketable securities	—	—	—	—	(87)	(87)	(87)

Comprehensive loss							$(79)

Balance December 31, 2003	40,649	$406	$330,515	$(101,455)	$(6,438)	$223,028

Issuance of common stock-employee stock purchase plan and exercise of stock options *	593	6	4,425	—	—	4,431
Stock based compensation*			12			12
Proceeds under tax sharing agreement with Millipore*			1,255			1,255
Comprehensive income (loss) :
Net income *		—	—	6,987	—	6,987	6,987
Foreign currency translations *		—	—	—	2,344	2,344	2,344
Unrealized gain on marketable securities*	—	—	—	—	60	60	60

Comprehensive income *							$9,391

Balance April 3, 2004*	41,242	$412	$336,207	$(94,468)	$(4,034)	$238,117

The accompanying notes are an integral part of the consolidated financial statements.

*	unaudited

Mykrolis Corporation

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended
	April 3, 2004	March 29, 2003
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$6,987	$(5,357)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income from equity method investments	(199)	(132)
Amortization of premium on available for sale securities	69	—
Depreciation	2,372	2,474
Amortization	442	374
Stock based compensation	12	—
Deferred income taxes	124	—
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable, net	(8,177)	447
(Increase) decrease in inventories	(2,150)	1,037
Increase in accounts payable	4,621	4,213
Increase in other operating assets	(1,601)	(193)
Decrease in other operating liabilities	(4,860)	(3,912)

Net cash used in operating activities	(2,360)	(1,049)
Cash flows from investing activities:
Additions to property, plant and equipment	(440)	(1,032)

Net cash used in investing activities	(440)	(1,032)
Cash flows from financing activities:
Reclassification of restricted cash	351	—
Payments under capital leases	(20)	(19)
Proceeds from issuance of common stock for employee stock purchase plan and stock option exercises	4,431	18
Proceeds under tax sharing agreement with Millipore	1,255	—

Net cash provided by (used in) financing activities	6,017	(1)
Effect of foreign exchange rates on cash and cash equivalents	945	(46)

Net increase (decrease) in cash and cash equivalents	4,162	(2,128)
Cash and cash equivalents at beginning of period	70,503	74,085

Cash and cash equivalents at end of period	$74,665	$71,957

The accompanying notes are an integral part of the consolidated financial statements.

Mykrolis Corporation

Notes to Consolidated Financial Statements

(In thousands except share and per share data)

1. Background and Basis of Presentation

Background

Prior to March 31, 2001, Mykrolis Corporation’s (the “Company”) business was operated as a fully integrated business unit of Millipore Corporation (“Millipore”); the Company became independent through a spin-off by Millipore that was effected in three steps. On March 31, 2001, Millipore transferred to the Company substantially all of the assets and liabilities associated with its microelectronics business (the “Separation”). The Company completed its initial public offering (“IPO”) of 7.0 million shares of common stock on August 9, 2001. On February 27, 2002 (the “Distribution Date”), Millipore completed the spin-off of the Company through the distribution to its shareholders of all of the 32.5 million shares of the Company’s common stock owned by Millipore on that date. Effective February 28, 2002 the Company became a fully independent company.

Interim Financial Statements

The accompanying consolidated financial statements have been prepared in accordance with the rules of the Securities and Exchange Commission for interim financial statements and do not include all disclosures required by generally accepted accounting principles in the United States of America. The financial information included herein, other than the consolidated balance sheet at December 31, 2003, has been prepared without audit. The consolidated balance sheet at December 31, 2003 has been derived from, but does not include all the disclosures contained in the audited consolidated financial statements for the year ended December 31, 2003. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10–K Annual Report for the year ended December 31, 2003. The financial information as of April 3, 2004 and for the three months ended April 3, 2004 and March 29, 2003 is unaudited, but includes all adjustments that management considers necessary for a fair presentation of the Company’s consolidated results of operations, financial position and cash flows. All of these adjustments are of a normal recurring nature. Results for the three-month period ended April 3, 2004 are not necessarily indicative of results to be expected for the full fiscal year 2004 or for any other future periods.

2. Stock Plans

Options for the purchase of the Company’s common stock have been granted to officers, directors and key employees under various nonqualified stock option plans and agreements. The Company accounts for these grants under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is recorded as a charge to operations for options granted under those plans and agreements where the exercise price equals or exceeds the market value of the underlying common stock on the date of grant.

If the recognition provisions of SFAS Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of SFAS No. 123, had been adopted, the effect on net income (loss) and basic and diluted net income (loss) per share would have been as follows:

	Three Months Ended
	April 3, 2004	March 29, 2003
Net income (loss), as reported	$6,987	$(5,357)
Add: Stock-based compensation included in net income, net of related tax effects	12	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,876)	(3,758)

Pro forma net income (loss)	$1,123	$(9,115)

Earnings (loss) per share:
Basic as reported	$0.17	$(0.13)
Diluted as reported	$0.16	$(0.13)

Basic pro forma	$0.03	$(0.23)
Diluted pro forma	$0.03	$(0.23)

The Company accounts for stock option grants to non-employees in accordance with EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees, for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-18”). EITF 96-18 requires variable plan accounting with respect to such non-employee stock options, whereby stock-based compensation associated with such options is measured on the date such options vest, and incorporates the then-current fair market value of the Company’s common stock into the option valuation model. During the first quarter of 2004, the Company issued options to purchase 25,000 shares of Mykrolis common stock to a non-employee and recorded $12 of stock-based compensation expense, which is included in selling, general and administrative expense for the period.

3. Earnings Per Share

For the three months ended April 3, 2004 and March 29, 2003, basic and diluted income (loss) per common share was calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the respective period. The weighted average diluted shares outstanding calculation excludes those stock options for which the impact would have been antidilutive. For the three months ended April 3, 2004, there were no antidilutive options. For the three months ended March 29, 2003, 7,707,371 options were antidilutive due to the Company’s net loss position.

As of April 3, 2004, Mykrolis had outstanding options to purchase an aggregate of 7,733,052 shares of its common stock at a weighted average price of $ 10.92. Of these options, options to purchase an aggregate of 3,663,865 shares at a weighted average price of $ 10.14 were fully vested and exercisable.

4. Other Intangible Assets

Components of the Company’s identifiable other intangible assets are as follows:

	April 3, 2004		December 31, 2003
	Gross carrying Amount	Accumulated Amortization	Gross carrying Amount	Accumulated Amortization
Patents	$16,925	$11,321	$16,925	$10,966
Unpatented technology	8,505	8,505	8,505	8,505
Trademarks / tradenames	3,186	2,915	3,186	2,901
Other	1,498	191	1,496	118

	$30,114	$22,932	$30,112	$22,490

The Company recorded amortization expense for its other intangible assets of $442 and $374 for the three months ended April 3, 2004 and March 29, 2003, respectively. The gross carrying amount of other intangibles increased by $2 for the three months ended April 3, 2004 due to the strengthening Japanese yen compared to the U.S. dollar. Estimated amortization expense for the fiscal years 2004 to 2008 is $1,762, $1,872, $1,830, $1,092 and $374, respectively.

5. Product Warranty Costs

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

Changes in the warranty reserves during the first quarter of 2004 were as follows:

Amount of Liability
Balance at December 31, 2003	$1,302
Accruals for warranty during 2004	447
Accruals related to pre-existing warranties (including changes in estimate)	(246)
Settlements made during 2004	(312)

Balance at April 3, 2004	$1,191

6. Restricted Cash

        The Company has provided cash collateral totaling $1,431 on standby letters of credit in connection with the lease for its corporate headquarters, research and development and manufacturing facility in Billerica and other security deposits. At April 3, 2004, this cash collateral was invested in certificates of deposit and money market funds. In accordance with the lease agreement for the Billerica facility, cash collateral was reduced by $351 during the first quarter of 2004.

7. Other Income, Net

Other income (expense) is summarized below:

	April 3, 2004	March 29, 2003
Gains on foreign currency transactions	$—	$227
Royalty income from Millipore	133	153
Interest income and other	142	148
Income from equity method investments	199	132

	$474	$660

8. Inventories

Inventories are summarized as follows:

	April 3, 2004	December 31, 2003
Raw materials	$27,765	$27,467
Work in process	9,937	8,198
Finished goods	21,878	22,510
Inventory reserves	(18,217)	(19,404)

Total	$41,363	$38,771

9. Employee Retirement Plans

The employees of the Company’s subsidiary in Japan (“Nihon Mykrolis”) are covered in a defined benefit pension plan. Additionally, substantially all the Company’s U.S. employees are covered under several unfunded defined benefit post-retirement benefit plans. The plans provide medical and life insurance benefits and are, depending on the plan, either contributory or non-contributory.

The table below set forth the estimated net periodic cost of the Nihon Mykrolis Pension Plan and the U.S. Post-Retirement Benefit Plans.

	Nihon Mykrolis Pension Plan Three months ended		U.S. Post-Retirement Benefits Three months ended
	April 3, 2004	March 29, 2003	April 3, 2004	March 29, 2003
Components of net periodic benefit cost:
Service cost	$225	$198	$40	$32
Interest cost	55	60	20	15
Expected return on plan assets	(5)	(4)	—	—
Amortization of unrecognized gain	9	—	(8)	(10)
Recognized actuarial loss	—	—	—	—

Net periodic benefit cost	284	254	52	37
Curtailment cost	—	—	—	—
Total benefit cost	$284	$254	$52	$37

Employer contributions during 2004	Nihon Mykrolis Pension Plan	U.S. Post-Retirement Benefits
Total employer contributions expected in 2004	$107	$3

10. Income Taxes

        For the three months ended April 3, 2004, the Company recorded income tax expense of $1,590 on consolidated pre-tax income of $8,577, yielding an effective tax rate of 18.5%. Income tax expense is related to the Company’s foreign operations and results from its overall geographic mix of income, including tax benefits relating to U.S. net operating losses for which no tax benefit had been previously taken. For the three months ended March 29, 2003, the Company recorded income tax expense of $1,713 with respect to certain foreign operations on a consolidated pre-tax loss of $3,644, yielding an effective tax rate of negative 47.0%.

During the quarter ended April 3, 2004, Millipore notified the Company that certain of the Company’s U.S. tax attributes were utilized in connection with Millipore’s consolidated tax return filings for periods between the Separation and the Distribution Date. Under the terms of the tax sharing agreement with Millipore in connection with the Separation, the Company is entitled to be paid for tax attributes utilized by Millipore. On March 5, 2004, the Company received a payment with respect to these tax attributes of $1,255 from Millipore. As a result, this payment was recorded as an increase in additional paid-in capital included in stockholders’ equity. The Company continues to evaluate this matter.

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

The Company attributes net sales to different geographic areas as presented in the table below.

	Three Months Ended
	April 3, 2004	March 29, 2003
Net sales
North America	$20,993	$10,568
Japan	26,740	14,952
Taiwan	8,949	4,805
Asia - Other	7,426	5,815
Europe	6,407	4,368

Total	$70,515	$40,508

12. Significant Customers and Concentration of Risk

Historically, the Company has relied on a limited number of customers for a substantial portion of its net sales. During the three months ended April 3, 2004 and the three months ended March 29, 2003, one customer represented 14.3% and 10.9% of revenues, respectively. Accounts receivable for this customer was $7,609 and $5,713 at April 3, 2004 and December 31, 2003, respectively. There were no other customers that accounted for more than 10% of revenues or accounts receivable during these periods.

13. Commitments and Contingencies

During 2003 the Company filed a lawsuit against Pall Corporation alleging infringement of two of the Company’s U.S. Patents. A hearing on the Company’s motion for a preliminary injunction and on claim construction of the Company’s patents that are the subject of the litigation was held in August of 2003. To date, the Court has not ruled on the Company’s motion for preliminary injunction and upon the construction of the claims of the Company’s patents in suit.

The Company is subject to other claims and legal proceedings, which, in the opinion of the Company’s management, are incidental to the Company’s normal business operations. In the opinion of management, although final settlement of these suits and claims may impact the Company’s financial statements in a particular period, they will not, in the aggregate, have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The Company enters into a variety of indemnification commitments in the ordinary course of its business including the following:

•	Indemnification commitments that are embedded in commercial agreements for the purchase or sale of products or services and provide that the Company agrees to indemnify the indemnified party for losses suffered due to the infringement by its products of the intellectual property rights of third parties. These indemnification commitments generally do not contain restrictions as to amount or duration.

•	Indemnification commitments in connection with business acquisition/divestiture transactions where the Company agrees to indemnify the indemnified party for losses suffered due to the breach of representations and warranties that the Company has made pursuant to the transaction. Typically, these indemnities will have a one or two year duration and will be subject to minimum claim levels but do not contain restrictions as to amount.

•	Indemnification commitments to the Company’s officers and directors against liabilities that they may incur in the performance of their duties on the Company’s behalf which do not contain limitations as to duration or amount but are subject a number of conditions.

The Company has never incurred costs to defend lawsuits or settle claims related to these types of indemnification commitments. As a result, the Company believes the estimated fair value of these commitments is minimal. Accordingly, the Company has no liabilities recorded for these commitments as of April 3, 2004.

14. Accrued Restructuring Costs

The Company took several restructuring actions in 2003, 2002 and 2001 to better align its cost structure with prevailing market conditions due to the prolonged industry downturn and to establish separate operations from its former parent. These actions primarily focused on reducing the workforce and consolidating global facilities.

As of April 3, 2004, the Company’s total accrued restructuring costs amount to $2.707. Of this amount, $308 relates to severance costs for terminated employees which will be paid by the first quarter of 2005. The facilities-related costs of $2,399, which primarily relates to the leased office space in Bedford, will be substantially paid by the fourth quarter of 2005.

The activity related to the Company’s restructuring accruals is shown below:

	2004 Activity
	Balance December 31, 2003	2004 Expense	Cash Activity	Non- Cash Activity	Balance April 3, 2004
Workforce	$459	$—	$(151)	$—	$308
Leasehold/Other	3,074		(723)	48	2,399

	$3,533	$—	$(874)	$48	$2,707

15. Recently Issued Accounting Pronouncements

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Post-Retirement Benefits,” (“Revised SFAS 132”) that expands financial statement disclosures for defined benefit plans. The change replaces existing SFAS 132 disclosure requirements for pensions and other post-retirement benefits and revises employers’ disclosures about pension plans and other post-retirement benefit plans. It does not change the measurement of recognition of those plans required by SFAS No. 87, “Employers’ Accounting for Pensions” or SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.” Revised SFAS 132 retains the disclosure requirements contained in the original SFAS 132, but requires additional disclosures about the plan assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit post-retirement plans. Revised SFAS 132 is effective for annual and interim periods with fiscal years ending after December 15, 2003. The Company has adopted these revised disclosure provisions.

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

In December 2003, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the Act) was passed by the United States Congress. The Act will be effective January 1, 2006 and provides Medicare government subsidies for employers that sponsor retiree medical programs for prescriptions. In March 2004, the FASB issued a proposed FASB Staff Position (“FSP”) No.106-b in response to the Act that provides guidance on the accounting for the effects of the Act and requires employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act. Management is currently evaluating the impact of this FSP on the Company’s consolidated results of operations, financial position or cash flows.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

You should read the following discussion of the Company’s financial condition and results of operations along with the consolidated financial statements and accompanying notes included herein. This discussion contains forward-looking statements and involves numerous risks and uncertainties, which are described under “Forward Looking Statements Disclaimer” below. The Company’s actual results may differ materially from those contained in any forward-looking statements.

Overview and Financial Condition

We are a worldwide developer, manufacturer and supplier of liquid and gas delivery systems, components and consumables used to precisely measure, deliver, control and purify the process liquids, gases and chemicals that are used in the semiconductor manufacturing process. Prior to March 2001, our business was operated as a fully integrated business unit of Millipore Corporation (“Millipore”). We became an independent company through a spin-off by Millipore, which was completed in February of 2002.

The principal market we serve is the global semiconductor industry, a highly cyclical business which experienced a significant downturn that resulted in a deterioration in our net sales and results of operations during the period from 2001 to 2003. This downturn had the greatest impact on our sales of liquid and gas equipment products, as new semiconductor plant construction and upgrades declined. Net sales of our consumable products, which tend to be driven by capacity utilization also declined during this period, although less drastically, and benefited from the recovery of the volume of semiconductor wafers being built in 2003. Commencing during the fourth quarter of 2003 and continuing through the first quarter of 2004, we experienced a significant improvement in business conditions, which had a positive impact on our sales growth and profitability.

Net sales during the three months ended April 3, 2004 increased 74.1% over sales for the three month period ended March 31, 2003. Our gross profit as a percentage of net sales was 48.3% for the first quarter of 2004 as compared to 40.8% for the three months ended March 29, 2003 which reflected increased volume across product lines but primarily in our gas and liquid delivery product lines. Selling, general and administrative expenses increased 20.3% for the three months ended April 3, 2004 compared to the three months ended March 29, 2003 while research and development expenses increased by 40.4% during the quarter compared to the three months ended March 29, 2003. Net cash used in operating activities during the three months ended April 3, 2004 and the three months ended March 29, 2003 was $2.4 million and $1.0 million, respectively.

Critical Accounting Policies and Significant Judgments and Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and significant judgments and estimates, including those related to net sales, accounts receivable, inventories, long-lived assets and goodwill, deferred tax assets, income tax contingencies, warranty obligations, restructuring charges, pension and other post-retirement benefit obligations, and litigation contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated financial statements. The Company has reviewed these policies with its Audit and Finance Committee.

Net Sales

Our net sales consist of revenue from sales of products net of trade discounts and allowances. We recognize revenue when evidence of an arrangement exists, contractual obligations have been satisfied, title and risk of loss have been transferred to the customer and collection of the resulting receivable is reasonably assured. In the event that significant post-shipment obligations or uncertainties remain, revenue is deferred and recognized when we fulfill such obligations or the uncertainties are resolved. We provide for estimated product returns under limited contractual obligations. Amounts billed to customers that relate to shipping costs are included in net sales and in cost of sales. Revenue from services, which is less than approximately 3% of total net sales for each of the periods reported, is recognized when the services are provided and is included in our consumable product net sales.

Accounts Receivable

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments based upon specific identification, by customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories

We adjust the cost basis of our inventory to reflect its net realizable value. We provide reserves for estimated excess and obsolete inventory equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions. We fully reserve for inventories deemed obsolete. We perform quarterly reviews of all inventory items to identify excess and obsolete inventories on-hand by comparing on-hand balances to recent historical usage as well as anticipated or forecasted demand, based upon input from sales, R&D and marketing functions. If estimates of demand diminish further or actual market conditions are less favorable than those projected, additional inventory write-downs may be required.

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

Deferred Tax Assets

Our valuation allowance against the U.S. deferred tax assets are based on our assessment of historical pre-tax income and projected pre-tax income for early future periods. In addition, there is no valuation allowance against the deferred tax assets in foreign subsidiaries based on our assessment of historical pre-tax income and projected pre-tax income for early future periods. We currently expect there will be sufficient pre-tax income during 2004 to realize deferred tax assets in the foreign subsidiaries. We currently forecast pre-tax income in the U.S. and, in addition, we have undertaken tax-planning initiatives designed to generate future U.S. taxable income. As we generate future taxable income in the U.S. against which these tax assets may be applied, some portion or all of the valuation allowance would be reversed and an increase in net income would consequently be reported in future years.

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

Restructuring Charges

During 2003, 2002 and 2001, we recorded significant charges to operations in connection with several restructuring programs. The related reserves reflect estimates, including those pertaining to severance costs and facility exit costs. We reassess the reserve requirements to complete each restructuring program at the end of every reporting period and record adjustments to reflect changes in prior estimates. Actual experience may be different from these estimates.

Pension and Post-Retirement Benefit Obligations

We have pension and post-retirement benefit costs and credits, which are developed from actuarial valuations. Inherent in these valuations are key assumptions, including discount rates, compensation increases, healthcare costs and expected return on plan assets, which are usually updated on an annual basis at the beginning of each fiscal year. We are required to consider current market conditions in making these key assumptions. Changes in the related pension and post-retirement benefit costs or credits may occur in the future due to changes in assumptions.

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

Operating trends and recent developments

We operate in one reportable business segment that develops, manufactures and sells consumable and capital equipment products to semiconductor fabrication companies and other companies using similar manufacturing processes, as well as to OEM suppliers to those companies. The principal market we serve is the global semiconductor industry, a highly cyclical business. During 2001, 2002 and a portion of 2003, this industry faced a severe downturn, and as a result, we experienced significant variations in net sales and results of operations.

Our liquid and gas equipment products were impacted the most by the industry downturn, as new semiconductor fabrication plant construction and upgrades declined. However, after this severe downturn, the fourth quarter of 2003 showed strong revenue growth and improved profitability, lead by semiconductor fabrication companies’ increased capacity utilization rates and capacity additions. These improved business conditions also positively impacted our revenue and profitability levels during the first quarter of 2004 and we expect this trend to continue during the rest of the year.

Our results of operations for the quarters ended April 3, 2004 and March 29, 2003 dollars and as a percentage of total net sales were as follows:

	April 3, 2004	March 29, 2003	April 3, 2004	March 29, 2003
	(In millions)		(As a percent of net sales)
Net sales	$70.5	$40.5	100.0%	100.0%
Cost of sales	36.4	24.0	51.7	59.2

Gross profit	34.1	16.5	48.3	40.8
Selling, general and administrative expenses	19.7	16.3	27.9	40.4
Research and development expenses	6.3	4.5	8.9	11.1

Operating income (loss)	8.1	(4.3)	11.5	(10.6)
Other income, net	0.5	0.7	0.7	1.6

Income (loss) before income taxes	8.6	(3.6)	12.2	(9.0)
Income tax expense	1.6	1.7	2.3	4.2

Net income (loss)	$7.0	$(5.3)	9.9%	(13.2)%

Three months ended April 3, 2004 compared to three months ended March 29, 2003

Net Sales

Net sales were $70.5 million for the three months ended April 3, 2004, which increased 74.1%, or $30.0 million, from the three months ended March 29, 2003. The increase in revenue during the first quarter 2004 versus the first quarter 2003 was attributable to increases in sales of both our consumable and equipment product lines as our customers’ capacity utilization and capacity expansion increased compared to the same quarter in the previous year. The geographical areas that most benefited from these trends were Japan and North America. Our consumable products represented in aggregate 67.5% and 72.2% of our worldwide revenues for the three months ended April 3, 2004 and March 29, 2003, respectively. The impact of stronger foreign exchange rates in Japan, Asia and Europe increased net sales by approximately $4.1 million in the 2004 period compared to the 2003 period.

Sales by geography are summarized in the table below.

	Net Sales in US Dollars		Net Sales by Geographic Region
Three Months Ended	April 3, 2004	March 31, 2003	April 3, 2004	March 31, 2003
	(In millions)		(As a percentage of net sales)
North America	$21.0	$10.5	29.8%	25.9%
Japan	26.7	14.9	37.9	36.8
Taiwan	9.0	4.8	12.7	11.9
Asia, other	7.4	5.8	10.5	14.4
Europe	6.4	4.4	9.1	10.8

Total net sales	$70.5	$40.5	100.0%	100.0%

Gross Profit Margins

Our gross profit margin as a percentage of net sales was 48.3% for the three months ended April 3, 2004 as compared to 40.8% for the three months ended March 29, 2003. The improvement in our gross profit margin was primarily driven by efficiency and leverage gains due to higher demand. During the first quarter of 2004, we recorded net benefits of approximately $0.6 million relating to the sale of products previously deemed excess and obsolete and written down to net realizable value, compared to a net charge of $0.2 million for inventory write-offs and reserve additions during the same period a year ago.

Operating Expenses

Research and development expenses were $6.3 million in the three months ended April 3, 2004 an increase of 40.4% or $1.8 million compared to $4.5 million for the three months ended March 29, 2003. Key elements of our research development expenses were related to the development of the new product platforms to meet the manufacturing needs for 90 and 65 nanometer semiconductor devices. In order to respond to the proliferation of new materials and chemicals in the manufacturing processes, and increased needs for tighter process control for 300mm wafers, investments were made for new contamination control products in area of copper interconnects, deep ultra-violet (DUV) photolithography, and chemical and gas management technologies for advanced wafer cleans, deposition and etch equipment. Additional investments were made in area of advanced process control, monitoring and diagnostics capabilities for future generations of semiconductor manufacturing processes.

Selling, general and administrative expenses increased 20.3% or $3.3 million, to $19.7 million for the three months ended April 3, 2004 compared to $16.4 million in the three months ended March 29, 2003. This increase was primarily attributable to increases in incentive compensation relating to improvement in revenue and profitability, increases in salaries and fringe benefits and the impact of stronger foreign currency translation rates.

Restructuring and Other Charges

We took several restructuring actions in 2003, 2002 and 2001 to better align our cost structure with prevailing market conditions due to the prolonged industry downturn and to establish separate operations from our former parent. These actions primarily focused on reducing our workforce and consolidating global facilities.

As of April 3, 2004, our total accrued restructuring costs amount to $2.7 million. Of this amount, $0.3 million relates to severance costs for terminated employees will be paid by the first quarter of 2005. The facilities-related costs of $2.4 million, which primarily relates to the leased office space in Bedford, will be substantially paid by the fourth quarter of 2005.

These combined restructuring initiatives were expected to generate annual savings of approximately $22 million through reduced payroll costs, facility-related costs and depreciation expense. These savings are reflected in cost of sales, selling, general and administrative expenses and research and development expenses. For further details, see Note 14 of the accompanying notes to the consolidated financial statements included elsewhere in this report.

Other Income, Net

Other income, net decreased $0.2 million, to $0.5 million for the three months ended April 3, 2004 from $0.7 million for the three months ended March 29, 2003. The decrease was largely due to the decrease in gains on foreign currency transactions. During 2001, we entered into a royalty agreement with Nihon Millipore, which provides Nihon Millipore the right to use certain intellectual property that was developed by Mykrolis in connection with the bioscience business. As a result of this agreement, $0.1 million and $0.2 million in royalty income from Millipore was recognized and recorded in other income (expense), net for the quarters ended April 3, 2004 and March 29, 2003, respectively. Because of Millipore’s decision to discontinue manufacturing in Japan, we expect to lose substantially all benefits relating to these arrangements including the related intellectual property royalty income in late 2005. We expect to partially offset this loss by additional cost reductions in Japan.

Income Tax Expense

For the three months ended April 3, 2004, we recorded income tax expense of $1.6 million on a consolidated pre-tax income of $8.6 million, yielding an effective tax rate of 18.5%. Income tax expense is related to our foreign operations and results from our overall geographic mix of income, including tax benefits relating to U.S. net operating losses for which no tax benefit had been previously taken. For the three months ended March 29, 2003, we recorded income tax expense of $1.7 million with respect to certain foreign operations on a consolidated pre-tax loss of $3.6 million, yielding an effective tax rate of negative 47.0%.

During the quarter ended April 3, 2004, Millipore notified us that certain of the Company’s U.S. tax attributes were utilized in connection with Millipore’s consolidated tax return filings for periods between the Separation and the Distribution Date. Under the terms of the tax sharing agreement with Millipore in connection with the Separation, we are entitled to be paid for tax attributes utilized by Millipore. On March 5, 2004, we received a payment with respect to these tax attributes of $1.3 million from Millipore as a result, this payment was recorded as an increase in additional paid-in capital included in stockholders’ equity. We continue to evaluate this matter.

Liquidity and Capital Resources

During the three months ended April 3, 2004, net cash used in operating activities was $2.4 million compared to net cash used in operating activities of $1.0 million during the three months ended March 29, 2003. In the first quarter of 2004, cash used by operating activities related to changes in working capital which included an increase in accounts receivable of $8.2 million and a decrease in accrued liabilities of $4.9 million, principally as a result of the payment of accrued bonuses offset by our net income of $7.0 million and an increase in accounts payable of $4.6 million. Cash used in operating activities in the first quarter of 2003 was derived primarily from our net loss of $5.4 million and the decrease in accrued liabilities of $3.9 million principally as a result of payment of accrued bonuses and the cash activity related to certain restructuring initiatives, offset by the increase in accounts payable of $4.2 million, a decrease in inventory of $1.0 million and non-cash charges for depreciation and amortization of $2.8 million. Net working capital at April 3, 2004 totaled $136.8 million including $74.7 million in cash and cash equivalents and $5.0 million in short-term investments.

During the past two years, our principal cash requirements have been to fund our operations and additions to property, plant and equipment that supported our separation from our former parent. During the three months ended April 3, 2004, cash flows used in investing activities were $0.4 million compared to $1.0 million during the three months ended March 29, 2003. We expect capital spending to be between $8 million and $10 million for the year 2004.

During the three months ended April 3, 2004, cash flows provided by financing activities were derived from $4.4 million of issuances of common stock related to the exercise of employee stock options, $1.3 million of proceeds under our tax sharing agreement with Millipore and a decrease of $0.4 million in restricted cash related to stand by letters of credit in connection with our Billerica facility lease.

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

Contractual Obligations

The following table summarizes the payments due for specific contractual obligations. These amounts are as of April 3, 2004,

Payments Due by Period

(In millions)

	Total	Less than 1 Year	1-3 Years	4-5 Years	More that 5 Years
Operating leases	$44.9	$8.3	$17.6	$5.8	$13.2
Capital leases	0.2	0.1	0.1	—	—
Purchase obligations (1)	6.3	6.3	—	—	—
Pension obligations	2.7	0.6	0.3	0.3	1.5

Total	$54.1	$15.3	$18.0	$6.1	$14.7

(1)	Purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transactions. The amounts are based on our contractual commitments; however, it is possible we may be able to negotiate lower payments if we choose to exit these contracts earlier.

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

Pursuant to the terms of the lease for our vacated Bedford, Massachusetts facility, the landlord has an option to sell the facility to us at any time prior to November 2005, the end of the lease term, at 90% of the then current market value, excluding the value of the lease. We estimate that the current fair market value of the facility is between $7.2 million and $8.7 million.

Recently Issued Accounting Pronouncements

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Post-Retirement Benefits,” (“Revised SFAS 132”) that expands financial statement disclosures for defined benefit plans. The change replaces existing SFAS 132 disclosure requirements for pensions and other post-retirement benefits and revises employers’ disclosures about pension plans and other post-retirement benefit plans. It does not change the measurement of recognition of those plans required by SFAS No. 87, “Employers’ Accounting for Pensions”or SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.” Revised SFAS 132 retains the disclosure requirements contained in the original SFAS 132, but requires additional disclosures about the plan assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit post-retirement plans. Revised SFAS 132 is effective for annual and interim periods with fiscal years ending after December 15, 2003. We have adopted these revised disclosure provisions.

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

In December 2003, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the Act) was passed by the United States Congress. The Act will be effective January 1, 2006 and provides Medicare government subsidies for employers that sponsor retiree medical programs for prescriptions. In March 2004, the FASB issued a proposed FASB Staff Position (“FSP”) No.106-b in response to the Act that provides guidance on the accounting for the effects of the Act and requires employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act. We are currently evaluating the impact of this FSP on our consolidated results of operations, financial position or cash flows.

Forward Looking Statement Disclaimer

The matters discussed herein, as well as in future oral and written statements by management of Mykrolis Corporation that are forward-looking statements, are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. When used herein or in such statements, the words “anticipate”, “believe”, “estimate”, “expect”, “hope”, “may”, “will”, “should” or the negative thereof and similar expressions as they relate to Mykrolis, its business or its management are intended to identify such forward-looking statements. Potential risks and uncertainties that could affect Mykrolis’s future operating results include, without limitation, the risk that a sustained industry recovery may be weaker than past recoveries, our inability to meet increasing demands for our products from our key customers; increased competition in our industry resulting in downward pressure on prices and reduced margins, as well as those risks described under the headings “Risks Relating to our Business and Industry”, “Risks Related to Securities Markets and Ownership of Our Securities,” and “Risks Related to our Separation from Millipore” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to foreign currency exchange rate risk is managed on an enterprise-wide basis. We do not currently hold any derivative financial instruments and continue to evaluate our future hedging strategy. We sell our products in many countries and a substantial portion of our net sales and a portion of our costs and expenses are denominated in foreign currencies. Approximately 70.2% of our net sales in the three months ended April 3, 2004 were derived from customers located outside of the U.S., principally in Asia including Japan, where we also manufacture some of our products. This exposes us to risks associated with changes in foreign currencies that can adversely impact revenues, net income and cash flow. In addition, we are potentially subject to concentrations of credit risk, principally in accounts receivable, as historically we have relied on a limited number of customers for a substantial portion of our net sales. We perform ongoing credit evaluations of our customers and we generally do not require collateral. Our major customers are large, well-established microelectronics companies that have historically paid their account balances with us.

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

During the quarterly period ended April 3, 2004 there have been no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MYKROLIS CORPORATION Registrant

Date April 30, 2004	/s/ Bertrand Loy
Bertrand Loy
Vice President and Chief Financial Officer

Date April 30, 2004	/s/ Robert Hammond
Robert Hammond
Corporate Controller