Form 10-Q
period 2004-07-03
MYKROLIS CORP
filed 2004-08-12
CIK 1133082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2004

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

(978) 436-6500

Registrant’s Telephone Number, Including Area Code

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

The registrant had 41,687,995 shares of common stock outstanding as of July 15, 2004.

Mykrolis Corporation

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Mykrolis Corporation

Consolidated Statements of Operations

(In thousands except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Net sales	$73,335	$42,678	$143,850	$83,186
Cost of sales	37,440	24,072	73,886	48,048

Gross profit	35,895	18,606	69,964	35,138
Research and development expenses	6,556	4,673	12,853	9,157
Selling, general and administrative expenses	19,056	16,187	38,725	32,539
Restructuring and other charges (income)	(88)	1,757	(88)	1,757

Operating income (loss)	10,371	(4,011)	18,474	(8,315)
Other income, net	405	1,174	879	1,834

Income (loss) before income taxes	10,776	(2,837)	19,353	(6,481)
Income tax expense	3,055	2,698	4,645	4,411

Net income (loss)	$7,721	$(5,535)	$14,708	$(10,892)

Basic income (loss) per share	$0.19	$(0.14)	$0.36	$(0.27)
Shares used in computing basic income (loss) per share:	41,420	39,795	41,207	39,761

Diluted income (loss) per share	$0.18	$(0.14)	$0.34	$(0.27)
Shares used in computing diluted income (loss) per share:	43,599	39,795	43,509	39,761

The accompanying notes are an integral part of the consolidated financial statements.

Mykrolis Corporation

Consolidated Balance Sheets

(In thousands except share data)

	July 3, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$82,748	$70,503
Marketable securities	14,425	—
Accounts receivable (less allowance for doubtful accounts of $376 and $559, respectively)	58,706	46,698
Inventories	43,614	38,771
Deferred income taxes	664	664
Other current assets	7,367	5,726

Total current assets	207,524	162,362

Marketable securities	4,964	14,266
Restricted cash	1,608	1,782
Property, plant and equipment, net	67,223	71,033
Deferred income taxes	3,411	3,411
Goodwill	17,297	17,317
Other intangible assets (less accumulated amortization of $23,371 and $22,490, respectively)	6,741	7,622
Other assets	6,102	5,962

Total assets	$314,870	$283,755

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligation	$78	$78
Accounts payable	17,086	12,613
Accrued income taxes	14,805	11,227
Accrued expenses	23,088	24,781

Total current liabilities	55,057	48,699

Long-term portion of capital lease obligation	16	55
Other liabilities	13,047	11,912
Minority interest	81	61

Commitments and contingencies (note 13)

Shareholders’ equity:
Preferred stock, par value $.01 per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 250,000,000 shares authorized; 41,684,145 and 40,648,773 shares issued and outstanding, respectively	417	406
Additional paid-in capital	340,230	330,515
Accumulated deficit	(86,747)	(101,455)
Accumulated other comprehensive loss	(7,231)	(6,438)

Total shareholders’ equity	246,669	223,028

Total liabilities and shareholders’ equity	$314,870	$283,755

The accompanying notes are an integral part of the consolidated financial statements.

Mykrolis Corporation

Consolidated Statements of Shareholders’ Equity

and Comprehensive Income (Loss)

(In thousands)

	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Comprehensive Income (Loss)
	Shares	Amount
Balance December 31, 2002	39,724	$397	$320,061	$(93,351)	$(14,463)	$212,644
Issuance of common stock-employee stock purchase plan and exercise of stock options	592	6	5,534	—	—	5,540
Issuance of common stock for acquisition	333	3	4,903	—	—	4,906
Stock based compensation		—	17	—	—	17
Comprehensive income (loss) :
Net loss		—	—	(8,104)	—	(8,104)	(8,104)
Foreign currency translations		—	—	—	8,333	8,333	8,333
Additional minimum pension liability		—	—	—	(221)	(221)	(221)
Unrealized loss on marketable securities	—	—	—	—	(87)	(87)	(87)

Comprehensive loss							$(79)

Balance December 31, 2003	40,649	$406	$330,515	$(101,455)	$(6,438)	$223,028

Issuance of common stock-employee stock purchase plan and exercise of stock options *	1,035	11	8,413	—	—	8,424
Stock based compensation*			47			47
Proceeds under tax sharing agreement with Millipore*			1,255			1,255
Comprehensive income (loss) :
Net income *		—	—	14,708	—	14,708	14,708
Foreign currency translations *		—	—	—	(783)	(783)	(783)
Unrealized loss on marketable securities*	—	—	—	—	(10)	(10)	(10)

Comprehensive income *							$13,915

Balance July 3, 2004*	41,684	$417	$340,230	$(86,747)	$(7,231)	$246,669

*	unaudited

The accompanying notes are an integral part of the consolidated financial statements.

Mykrolis Corporation

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended
	July 3, 2004	June 28, 2003

Cash flows from operating activities:
Net income (loss)	$14,708	$(10,892)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Income from equity method investments	(440)	(362)
Amortization of premium on marketable securities	187	—
Depreciation	4,731	4,881
Amortization	881	806
Restructuring and other charges	—	39
Stock based compensation	47	17
Impairment of assets	82	—
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable, net	(12,102)	1,481
(Increase) decrease in inventories	(4,980)	1,472
Increase in other operating assets	(1,418)	(178)
Increase in accounts payable	4,571	2,014
Increase in other operating liabilities	3,209	1,558

Net cash provided by operating activities	9,476	836
Cash flows from investing activities:
Purchase of marketable securities	(5,320)	(4,477)
Additions to property, plant and equipment	(1,271)	(2,213)

Net cash used in investing activities	(6,591)	(6,690)
Cash flows from financing activities:
Reclassification of restricted cash	174	—
Payments under capital leases	(39)	(38)
Proceeds from issuance of common stock for employee stock purchase plan and stock option exercises	8,424	505
Proceeds under tax sharing agreement with Millipore	1,255	—

Net cash provided by financing activities	9,814	467
Effect of foreign exchange rates on cash and cash equivalents	(454)	(870)

Net increase (decrease) in cash and cash equivalents	12,245	(6,257)
Cash and cash equivalents at beginning of period	70,503	74,085

Cash and cash equivalents at end of period	$82,748	$67,828

The accompanying notes are an integral part of the consolidated financial statements.

Mykrolis Corporation

Notes to Consolidated Financial Statements

(In thousands except share and per share data)

1. Background and Basis of Presentation

Background

Prior to March 31, 2001, Mykrolis Corporation’s (the “Company”) business was operated as a fully integrated business unit of Millipore Corporation (“Millipore”); the Company became independent through a spin-off by Millipore that was effected in three steps. On March 31, 2001, Millipore transferred to the Company substantially all of the assets and liabilities associated with its microelectronics business (the “Separation”). The Company completed its initial public offering of 7.0 million shares of common stock on August 9, 2001. On February 27, 2002 (the “Distribution Date”), Millipore completed the spin-off of the Company through the distribution to its shareholders of all of the 32.5 million shares of the Company’s common stock owned by Millipore on that date. Effective February 28, 2002 the Company became a fully independent company.

Interim Financial Statements

The accompanying consolidated financial statements have been prepared in accordance with the rules of the Securities and Exchange Commission for interim financial statements and do not include all disclosures required by generally accepted accounting principles in the United States of America. The financial information included herein, other than the consolidated balance sheet at December 31, 2003, has been prepared without audit. The consolidated balance sheet at December 31, 2003 has been derived from, but does not include all the disclosures contained in the audited consolidated financial statements for the year ended December 31, 2003. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10–K Annual Report for the year ended December 31, 2003. The financial information as of July 3, 2004 and for the three and six months ended July 3, 2004 and June 28, 2003 is unaudited, but includes all adjustments that management considers necessary for a fair presentation of the Company’s consolidated results of operations, financial position and cash flows. All of these adjustments are of a normal recurring nature. Results for the six-month period ended July 3, 2004 are not necessarily indicative of results to be expected for the full fiscal year 2004 or for any other future periods.

Fiscal Year

The Company’s fiscal year is the 365-366 day period that commences on January 1 and ends on December 31. Each fiscal quarter generally contains 13 weeks and consists of 88 to 94 days ending on the Saturday nearest the calendar month end. Fiscal year 2004 comprises the 366 day period from January 1 to December 31, 2004 with quarters ending March 3, July 3, October 2 and December 31. Fiscal year 2003 comprises the 365 day period that began on January 1 and ended on December 31, 2003 with quarters ending March 29, June 28, September 27 and December 31.

Reclassifications

Certain items in the prior year’s consolidated financial statements have been reclassified to conform to the current presentation of the financial statements.

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

If the recognition provisions of FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123, had been adopted, the effect on net income (loss) and basic and diluted net income (loss) per share would have been as follows:

	Three Months Ended		Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003

Net income (loss), as reported	$7,721	$(5,535)	$14,708	$(10,892)
Add: Stock-based compensation included in net income (loss), net of related tax effects	—	17	—	17
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,948)	(3,461)	(11,798)	(7,083)

Pro forma net income (loss)	$1,773	$(8,979)	$2,910	$(17,958)

Earnings (loss) per share:
Basic as reported	$0.19	$(0.14)	$0.36	$(0.27)
Diluted as reported	$0.18	$(0.14)	$0.34	$(0.27)

Basic pro forma	$0.04	$(0.23)	$0.07	$(0.45)
Diluted pro forma	$0.04	$(0.23)	$0.07	$(0.45)

The fair value of options granted under the Company’s stock-based plan was estimated at grant date using a Black-Scholes option pricing model with the following weighted-average assumptions:

	2004	2003
Average risk-free interest rate	3.6%	3.2%

Range of expected life of option grants	5 years	5 years

Expected annual volatility of underlying stock	72%	69%

Dividend rate	$0	$0

The Company accounts for stock option grants to non-employees in accordance with EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees, for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-18”). EITF 96-18 requires variable plan accounting with respect to such non-employee stock options, whereby stock-based compensation associated with such options is measured on the date such options vest, and incorporates the then-current fair market value of the Company’s common stock into the option valuation model. During the three and six months ended July 3, 2004, the Company recorded $35 and $47, respectively, of stock-based compensation expense, which is included in selling, general and administrative expense related to options to purchase 25,000 shares of Mykrolis common stock issued to a non-employee in February 2004.

3. Earnings Per Share

For the three months and six months ended July 3, 2004 and June 28, 2003, basic and diluted income (loss) per common share was calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the respective period. The weighted average diluted shares outstanding calculation excludes those stock options for which the impact would have been antidilutive. For the three and six months ended July 3, 2004, there were 1,248,950 antidilutive options. The number of stock options that were antidilutive at June 28, 2003 were 7,458,586 due to the Company’s net loss position.

As of July 3, 2004, Mykrolis had outstanding options to purchase an aggregate of 7,384,246 shares of its common stock at a weighted average price of $ 11.11. Of these options, options to purchase an aggregate of 3,529,062 shares at a weighted average price of $ 10.35 were fully vested and exercisable.

4. Other Intangible Assets

Components of the Company’s identifiable other intangible assets are as follows:

	July 3, 2004		December 31, 2003
	Gross carrying Amount	Accumulated Amortization	Gross carrying Amount	Accumulated Amortization

Patents	$16,925	$11,677	$16,925	$10,966
Unpatented technology	8,505	8,505	8,505	8,505
Trademarks / tradenames	3,186	2,928	3,186	2,901
Other	1,496	261	1,496	118

	$30,112	$23,371	$30,112	$22,490

The Company recorded amortization expense for its other intangible assets of $442 and $432 for the three months ended July 3, 2004 and June 28, 2003, respectively and $884 and $804 for the six months ended July 3, 2004 and June 28, 2003, respectively. Estimated amortization expense for the fiscal years 2004 to 2008 is $1,869, $1,851, $1,830, $1,092 and $374, respectively.

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

Changes in the accrued warranty costs during the first six months of 2004 and 2003 were as follows:

	Six Months ended
	July 3, 2004	June 28, 2003
Balance at beginning of the period	$1,302	$1,566
Accruals for warranty	871	199
Accruals related to pre-existing warranties (including changes in estimate)	(259)	83
Settlements made	(728)	(392)

Balance at end of period	$1,186	$1,456

6. Restricted Cash

The Company has provided cash collateral totaling $1,608 on standby letters of credit in connection with the lease for its corporate headquarters, research and development and manufacturing facility in Billerica and other security deposits. At July 3, 2004, this cash collateral was invested in certificates of deposit and money market funds.

7. Other Income, Net

Other income (expense) is summarized below:

	Three Months Ended		Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003

Gains (losses) on foreign currency transactions	$(39)	$681	$(39)	$908
Royalty income from Millipore	111	116	244	269
Interest income and other	164	147	306	295
Income from equity method investments	241	230	440	362
Other loss	(72)	—	(72)	—

	$405	$1,174	$879	$1,834

8. Inventories

Inventories are summarized as follows:

	July 3, 2004	December 31, 2003
Raw materials	$29,004	$27,467
Work in process	8,258	8,198
Finished goods	23,650	22,510
Inventory reserves	(17,298)	(19,404)

Total	$43,614	$38,771

9. Employee Retirement Plans

The employees of the Company’s subsidiary in Japan (“Nihon Mykrolis”) are covered by a defined benefit pension plan. Additionally, substantially all of the Company’s U.S. employees are covered under several unfunded defined benefit post-retirement benefit plans. The plans provide medical and life insurance benefits and are, depending on the plan, either contributory or non-contributory.

The table below set forth the estimated net periodic cost of the Nihon Mykrolis pension plan and the U.S. post-retirement Benefit Plans.

	Nihon Mykrolis Pension Plan		U.S. Post- Retirement Benefits		Nihon Mykrolis Pension Plan		U.S. Post- Retirement Benefits
	Three months ended		Three months ended		Six months ended		Six months ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003

Components of net periodic benefit cost:
Service cost	$220	$192	$40	$32	$441	$384	$81	$64
Interest cost	54	59	20	14	106	117	39	30
Expected return on plan assets	(5)	(4)	—	—	(9)	(8)	—	—
Amortization of unrecognized gain	9	—	(8)	(10)	18	—	(17)	(21)

Net periodic benefit cost	278	247	52	36	556	493	103	73

Total benefit cost	$278	$247	$52	$36	$556	$493	$103	$73

Employer contributions during 2004	Nihon Mykrolis Pension Plan	U.S. Post-Retirement Benefits
Total employer contributions expected in 2004	$294	$3

10. Income Taxes

For the three months ended July 3, 2004, the Company recorded income tax expense of $3,055 on consolidated pre-tax income of $10,776, yielding an effective tax rate of 28.3% during the quarter. The Company has calculated an annual effective tax rate of 24% which is primarily related to the Company’s foreign operations and results from its overall geographic mix of income, including tax benefits relating to U.S. net operating losses for which no tax benefit had been previously taken. For the three months ended June 28, 2003 the Company recorded income tax expense of $2,698 with respect to certain foreign operations on a consolidated pre-tax loss of $2,837, yielding an effective tax rate of negative 95.1%.

For the six months ended July 3, 2004, the Company recorded income tax expense of $4,645 on consolidated pre-tax income of $19,353, yielding an annual effective tax rate of 24.0%. Income tax expense is primarily related to the Company’s foreign operations and results from its overall geographic mix of income, including tax benefits relating to U.S. net operating losses for which no tax benefit had been previously taken. For the six months ended June 28, 2003 the Company recorded income tax expense of $4,411 with respect to certain foreign operations on a consolidated pre-tax loss of $6,481, yielding an effective tax rate of negative 68.1%.

During the first quarter of 2004, Millipore notified the Company that certain of the Company’s U.S. tax attributes were utilized in connection with Millipore’s consolidated tax return filings for periods between the Separation and the Distribution Date. Under the terms of the tax sharing agreement with Millipore in connection with the Separation, the Company is entitled to be paid for tax attributes utilized by Millipore. On March 5, 2004, the Company received a payment with respect to these tax attributes of $1,255 from Millipore. As a result, this payment was recorded as an increase in additional paid-in capital included in stockholders’ equity.

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

The Company attributes net sales to different geographic areas as presented in the table below.

	Three Months Ended		Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003

North America	$20,363	$11,799	$41,355	$22,367
Japan	26,916	14,571	53,656	29,523
Taiwan	10,055	5,070	19,004	9,875
Asia - Other	9,486	6,755	16,912	12,570
Europe	6,515	4,483	12,923	8,851

Total	$73,335	$42,678	$143,850	$83,186

12. Significant Customers and Concentration of Risk

During the three months ended July 3, 2004 and June 28, 2003 and the six months ended July 3, 2004 and June 28, 2003, one customer represented 12.6%, 9.3%, 13.5% and 9.9% of revenues, respectively. Accounts receivable for this customer was $7,010 and $5,713 at July 3, 2004 and December 31, 2003, respectively. There were no other customers that accounted for more than 10% of revenues or accounts receivable during these periods.

13. Commitments and Contingencies

On March 3, 2003 the Company filed a lawsuit against Pall Corporation in the United States District Court for the District of Massachusetts alleging infringement of two of the Company’s U.S. Patents by a fluid separation device known as the Pall Photo Kleen EZD-2 filter assembly manufactured and sold by the defendant. The Company’s lawsuit also sought a preliminary injunction preventing the defendant from the manufacture, use, sale, offer for sale or importation into the U.S. of the infringing product. A hearing on Mykrolis’s request for a preliminary injunction held in August 2003. On April 30, 2004, the United States District Court for the District of Massachusetts issued a preliminary injunction against Pall Corporation and ordered Pall to immediately stop making, using, selling, or offering to sell within the US, or importing into the U.S., its PhotoKleen EZD-2 Filter Assembly products or “any colorable imitation” of those products. On June 21, 2004, the Company filed a motion with the Court to hold Pall Corporation in contempt of court for failing to comply with the terms of the preliminary injunction; a hearing on this motion was held on July 14, 2004.

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

The Company enters into a variety of indemnification commitments in the ordinary course of its business including the following:

•	Indemnification commitments that are embedded in commercial agreements for the purchase or sale of products or services and provide that the Company agrees to indemnify the indemnified party for losses suffered due to the infringement by its products of the intellectual property rights of third parties. These indemnification commitments generally do not contain restrictions as to amount or duration.

•	Indemnification commitments in connection with business acquisition/divestiture transactions where the Company agrees to indemnify the indemnified party for losses suffered due to the breach of representations and warranties that the Company has made pursuant to the transaction. Typically, these indemnities will have a one or two year duration and will be subject to minimum claim levels but do not contain restrictions as to amount.

•	Indemnification commitments to the Company’s officers and directors against liabilities that they may incur in the performance of their duties on the Company’s behalf which do not contain limitations as to duration or amount but are subject to a number of conditions.

The Company has never incurred costs to defend lawsuits or settle claims related to these types of indemnification commitments. As a result, the Company believes the estimated fair value of these commitments is minimal. Accordingly, the Company has no liabilities recorded for these commitments as of July 3, 2004.

During the quarter ended July 3, 2004, in conjunction with the employment and relocation of the Vice President of Business Development, the Company entered into a commitment with a third-party employee relocation administrator with respect to the sale of property located in Austin Texas. As a part of this commitment, the Company agreed to indemnify the third-party relocation administrator against any deterioration in the market value of the property between the sale to the third party relocation administrator and resale to a third party at estimated fair market value. In connection with this indemnification commitment, the Company has not recorded a liability as of July 3, 2004.

14. Accrued Restructuring Costs

The Company took several restructuring actions in 2003, 2002 and 2001 to better align its cost structure with prevailing market conditions due to the prolonged industry downturn and to establish separate operations from its former parent. These actions primarily focused on reducing the workforce and consolidating global facilities.

During the three months ended July 3, 2004, changes to prior estimates occurred resulting in the reversal of $88 in employee severance costs. This change in estimate was primarily due to lower than expected severance benefits paid. In addition, during the six months ended July 3, 2004, the Company paid $199 for severance costs and $972 for leasehold/other costs consisting of lease payments, utility expenses, property taxes and general maintenance costs associated with the vacant Bedford, MA facility. $84 of accretion was recorded during the six months ended July 3, 2004 as a non-cash increase in the restructuring reserve as result of recording the liability at present value.

As of July 3, 2004, the Company’s total accrued restructuring costs amount to $2,358 of which $172 relates to severance costs for terminated employees that will be paid by the first quarter of 2005, and $2,186 to facility costs, primarily for the leased facility in Bedford, MA, which will be substantially paid by the fourth quarter of 2005.

The activity related to the Company’s restructuring accruals is shown below:

	2004 Activity
	Balance December 31, 2003	2004 Expense/(Income)	Cash Activity	Non- Cash Activity	Balance July 3, 2004
Workforce	$459	$(88)	$(199)	$—	$172
Leasehold/Other	3,074	—	(972)	84	2,186

	$3,533	$(88)	$(1,171)	$84	$2,358

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

In December 2003, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the Act) was passed by the United States Congress. The Act will be effective January 1, 2006 and provides Medicare government subsidies for employers that sponsor retiree medical programs for prescriptions. In March 2004, the FASB issued a proposed FASB Staff Position (“FSP”) No.106-b in response to the Act that provides guidance on the accounting for the effects of the Act and requires employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act. On May 19, 2004, the FASB issued FSP 106-2, which provides guidance on accounting for the impact of the new Medicare law. Management is currently evaluating the impact of this FSP on the Company’s consolidated results of operations, financial position or cash flows.

16. Subsequent Event

On August 12, 2004, the Company completed the acquisition of Bentec Scientific LLC, a privately held manufacturer of PVA roller brushes used in post-CMP clean applications. The purchase price was $7,350, $3,000 of which has been withheld until certain conditions are satisfied and to secure the seller’s indemnity obligations. During the fourth quarter of 2003, the Company had made a deposit of $3,002 in conjunction with the purchase of this business. The transaction also includes agreements for the seller to manufacture products for the Company at raw material cost on an interim basis and for the Company to pay an aggregate of $400 for research and development services over three years plus up to $2,075 for new product developments when and if delivered.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

(In thousands except share and per share data)

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

The principal market we serve is the global semiconductor industry, a highly cyclical business which experienced a significant downturn that resulted in deterioration in our net sales and results of operations during the period from 2001 to 2003. This downturn had the greatest impact on our sales of liquid and gas equipment products, as new semiconductor plant construction and upgrades declined. Net sales of our consumable products, which tend to be driven by capacity utilization also declined during this period, although less drastically, and benefited from the recovery of the volume of semiconductor wafers being built in 2003. Commencing during the fourth quarter of 2003 and continuing through the second quarter of 2004, we experienced improved business conditions, which had a positive impact on our sales growth and profitability.

Net sales during the three months ended July 3, 2004 increased 71.8% over sales for the three month period ended June 28, 2003. Net sales during the six months ended July 3, 2004 increased 72.9% over the six month period ended June 28, 2003. Our gross profit as a percentage of net sales was 48.9% for the second quarter of 2004 as compared to 43.6% for the three months ended June 28, 2003. For the six months ended July 3, 2004, gross profit as a percentage of net sales was 48.6% compared to 42.2% for the six months ended June 28, 2003 which reflected leveraged manufacturing overhead primarily due to increased volume of our gas and liquid delivery products. Selling, general and administrative expenses increased 17.7% for the three months ended July 3, 2004 compared to the three months ended June 28, 2003, while research and development expenses increased by 40.3% during the quarter compared to the three months ended June 28, 2003. Selling, general and administrative expenses increased 19.0% for the six months ended July 3, 2004 compared to the six months ended June 28, 2003, and research and development expenses increased by 40.4% during the six months ended July 3, 2004 compared to the six months ended June 28, 2003. Net cash provided by operating activities during the six months ended July 3, 2004 and June 28, 2003 was $9,476 and $836, respectively.

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

Net Sales

Our net sales consist of revenue from sales of products net of trade discounts and allowances. We recognize revenue upon shipment, when evidence of an arrangement exists, contractual obligations have been satisfied, title and risk of loss have been transferred to the customer and collection of the resulting receivable is reasonably assured through historical collection results and regular credit evaluations. In most transactions, we have no obligations to our customers after the date products are shipped other than pursuant to warranty obligations. Although not material, there are some sales contracts where acceptance by the customer is achieved when the customer inspects our product operating successfully at their facility. In the event that significant post-shipment obligations or uncertainties remain, revenue is deferred and recognized when we fulfill such obligations or the uncertainties are resolved.

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

Inventories

We adjust the cost basis of our inventory to reflect its net realizable value, if lower than cost. We provide reserves for estimated excess and obsolete inventory equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions. We fully reserve for inventories deemed obsolete. We perform quarterly reviews of all inventory items to identify excess and obsolete inventories on-hand by comparing on-hand balances to recent historical usage as well as anticipated or forecasted demand, based upon input from sales, R&D and marketing functions. If estimates of demand diminish further or actual market conditions are less favorable than those projected, additional inventory write-downs may be required.

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

Deferred Tax Assets

Our valuation allowance against the U.S. deferred tax assets are based on our assessment of historical pre-tax income and projected pre-tax income for early future periods. In addition, there is no valuation allowance against the deferred tax assets in foreign subsidiaries based on our assessment of historical pre-tax income and projected pre-tax income for early future periods. We currently expect there will be sufficient pre-tax income during 2004 to realize deferred tax assets in the foreign subsidiaries. We currently forecast pre-tax income in the U.S. and in addition, we have undertaken tax-planning initiatives designed to generate future U.S. taxable income. As we generate future taxable income in the U.S. against which these tax assets may be applied, some portion or all of the valuation allowance would be reversed and an increase in net income would consequently be reported in future years.

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

Litigation contingencies

In March of 2003 we filed a lawsuit against Pall Corporation in the United States District Court for the District of Massachusetts alleging infringement of two of the Company’s U.S. Patents by a fluid separation device known as the Pall Photo Kleen EZD-2 filter assembly manufactured and sold by the defendant. Current developments in this litigation are described in Part II, Item 1, of this report to which reference is made.

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

Operating trends and recent developments

We operate in one reportable business segment that develops, manufactures and sells consumable and capital equipment products to semiconductor fabrication companies and other companies using similar manufacturing processes, as well as to OEM suppliers to those companies. The principal market we serve is the global semiconductor industry, a highly cyclical business. During 2001, 2002 and a portion of 2003, this industry faced a severe downturn, and as a result we experienced significant variations in net sales and results of operations.

Our liquid and gas equipment products were impacted the most by the industry downturn, as new semiconductor fabrication plant construction and upgrades declined. However, after this severe downturn, the fourth quarter of 2003 showed strong revenue growth and improved profitability, lead by semiconductor fabrication companies’ increased capacity utilization rates and capacity additions. These improved business conditions also positively impacted our revenue and profitability levels during the first six months of 2004 and we expect this trend to continue during the rest of the year.

Our results of operations for the three and six months ended July 3, 2004 and June 28, 2003 dollars and as a percentage of net sales were as follows:

	Three Months Ended				Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003

Net sales	$73,335	$42,678	100.0%	100.0%	$143,850	$83,186	100.0%	100.0%
Cost of sales	37,440	24,072	51.1	56.4	73,886	48,048	51.4	57.8

Gross profit	35,895	18,606	48.9	43.6	69,964	35,138	48.6	42.2
Research and development expenses	6,556	4,673	8.9	10.9	12,853	9,157	8.9	11.0
Selling, general and administrative expenses	19,056	16,187	26.0	37.9	38,725	32,539	26.9	39.1
Restructuring and other charges (income)	(88)	1,757	(0.1)	4.1	(88)	1,757	(0.1)	2.1

Operating income (loss)	10,371	(4,011)	14.1	(9.4)	18,474	(8,315)	12.8	(10.0)
Other income, net	405	1,174	0.6	2.8	879	1,834	0.6	2.2

Income (loss) before income taxes	10,776	(2,837)	14.7	(6.6)	19,353	(6,481)	13.5	(7.8)
Income tax expense	3,055	2,698	4.2	6.3	4,645	4,411	3.2	5.3

Net income (loss)	$7,721	$(5,535)	10.5%	(13.0)%	$14,708	$(10,892)	10.2%	(13.1)%

Three months ended July 3, 2004 compared to three months ended June 28, 2003

Net Sales

Net sales were $73,335 for the three months ended July 3, 2004, which increased 71.8%, or $30,657, from the three months ended June 28, 2003. The increase during the second quarter of 2004 versus the second quarter of 2003 was attributable to increases in sales of both our consumable and equipment product lines as our customers’ capacity utilization and capacity expansion increased compared to the same quarter in the previous year. The geographical areas that most benefited from these trends were Japan, North America and Taiwan. Our consumable products represented, 69.5% and 71.9% of our worldwide revenues for the three months ended July 3, 2004 and June 28, 2003, respectively. The impact of stronger foreign exchange rates in Japan, Asia and Europe resulted in a favorable foreign exchange impact of approximately $3,180 in the 2004 period compared to the 2003 period.

Sales by geography are summarized in the table below.

Three Months Ended	Net Sales in US Dollars		Net Sales by Geographic Region
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
			(As a percentage of net sales)
North America	$20,363	$11,799	27.8%	27.6%
Japan	26,916	14,571	36.7	34.1
Taiwan	10,055	5,070	13.7	11.9
Asia, other	9,486	6,755	12.9	15.8
Europe	6,515	4,483	8.9	10.6

Total net sales	$73,335	$42,678	100.0%	100.0%

Gross Profit Margin

Our gross profit margin as a percentage of net sales was 48.9% for the three months ended July 3, 2004 as compared to 43.6% for the three months ended June 28, 2003. The improvement in our gross profit margin was primarily driven by efficiency and leverage gains due to higher demand. During the second quarter of 2004, we recorded net benefits of approximately $586 relating to the sale of inventory previously deemed excess and obsolete and written down to net realizable value offset by obsolete inventory written-off, compared to a net charge of $519 for inventory write-offs and reserve additions during the same period a year ago. The impact of stronger foreign exchange rates in Japan, Asia and Europe resulted in a favorable foreign exchange impact of approximately $1,218 in the 2004 period compared to the 2003 period.

Operating Expenses

Research and development expenses were $6,556 in the three months ended July 3, 2004, an increase of 40.3% or $1,883 compared to $4,673 for the three months ended June 28, 2003. Key elements of our research and development expenses were related to the development of the new product platforms to meet the manufacturing needs for 90 and 65 nanometer semiconductor devices. In order to respond to the proliferation of new materials and chemicals in the manufacturing processes, and increased needs for tighter process control for 300mm wafers, investments were made for new contamination control products in area of copper interconnects, deep ultra-violet (DUV) photolithography; and chemical and gas management technologies for advanced wafer cleans, deposition and etch equipments. Additional investments were made in area of advanced process control, monitoring and diagnostics capabilities for future generations of semiconductor manufacturing processes.

Selling, general and administrative expenses increased 17.7% or $2,869, to $19,056 for the three months ended July 3, 2004 compared to $16,187 in the three months ended June 28, 2003. This increase was primarily attributable to increases in incentive compensation relating to improvement in revenue and profitability, increases in salaries and fringe benefits and the impact of stronger foreign currency translation rates.

The impact of stronger foreign exchange rates in Japan, Asia and Europe resulted in increased operating expenses of approximately $557 in the 2004 period compared to the 2003 period.

Restructuring and Other Charges

We took several restructuring actions in 2003, 2002 and 2001 to better align our cost structure with prevailing market conditions due to the prolonged industry downturn and to establish separate operations from our former parent. These actions primarily focused on reducing our workforce and consolidating global facilities.

During the three months ended July 3, 2004, changes to prior estimates occurred resulting in the reversal of $88 in employee severance costs. This change in estimate was primarily due to lower than expected severance benefits paid. In addition, the Company paid $48 for severance costs and $249 for leasehold/other costs consisting of lease payments, utility expenses, property taxes and general maintenance costs associated with the vacant Bedford, MA facility. $36 of accretion was recorded during the three months ended July 3, 2004 as a non-cash increase in the restructuring reserve as result of recording the liability at present value.

As of July 3, 2004, the Company’s total accrued restructuring costs amount to $2,358 of which $172 relates to severance costs for terminated employees that will be paid by the first quarter of 2005, and $2,186 to facility costs, primarily for the leased facility in Bedford, MA, which will be substantially paid by the fourth quarter of 2005.

These combined restructuring initiatives were expected to generate annual savings of approximately $22 million through reduced payroll costs, facility-related costs and depreciation expense. These savings are reflected in costs of sales, selling, general and administrative expenses and research and development expenses. For further details, see Note 14 of the accompanying notes to the consolidated financial statements included elsewhere in this report.

Other Income, Net

Other income, net decreased $769 to $405 for the three months ended July 3, 2004 from $1,174 for the three months ended June 28, 2003. The decrease was largely due to the decrease in gains on foreign currency transactions of $720. During 2001, we entered into a royalty agreement with Nihon Millipore, which provides Nihon Millipore the right to use certain intellectual property that was developed by Mykrolis in connection with the bioscience business. As a result of this agreement, $111 and $116 in royalty income from Millipore was recognized and recorded in other income (expense), net for the quarters ended July 3, 2004 and June 28, 2003, respectively. Because of Millipore’s decision to discontinue manufacturing in Japan, we expect to lose substantially all benefits relating to these arrangements including the related intellectual property royalty income in late 2005. We anticipate partially offsetting this loss by additional cost reductions in Japan and new lease agreements for usage of manufacturing space at our Yonezawa site.

Income Tax Expense

For the three months ended July 3, 2004, the Company recorded income tax expense of $3,055 on consolidated pre-tax income of $10,776, yielding an effective tax rate of 28.3% during the quarter. The Company has calculated an annual effective tax rate of 24% which is primarily related to the Company’s foreign operations and results from its overall geographic mix of income, including tax benefits relating to U.S. net operating losses for which no tax benefit had been previously taken. For the three months ended June 28, 2003 the Company recorded income tax expense of $2,698 with respect to certain foreign operations on a consolidated pre-tax loss of $2,837, yielding an effective tax rate of negative 95.1%.

Six months ended July 3, 2004 compared to six months ended June 28, 2003

Net Sales

Net sales were $143,850 for the six months ended July 3, 2004, which increased a 72.9%, or $60,664, from the six months ended June 28, 2003. The increase in revenue during the first six months of 2004 versus the first six months of 2003 was attributable to increases in sales of both our consumable and equipment product lines, as our customers’ capacity utilization and capacity expansion increased compared to the same quarter in the previous year. The geographical areas that most benefited from these trends were Japan, North America and Taiwan. Our consumable products represented 69.3% and 72.1% of our worldwide revenues for the six months ended July 3, 2004 and June 28, 2003, respectively. The impact of stronger foreign exchange rates in Japan, Asia and Europe resulted in a favorable foreign exchange impact of approximately $7,254 in the 2004 period compared to the 2003 period.

Sales by geography are summarized in the table below.

	Net Sales in US Dollars		Net Sales by Geographic Region
Six Months Ended	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
			(As a percentage of net sales)
North America	$41,355	$22,367	28.7%	26.9%
Japan	53,656	29,523	37.3	35.5
Taiwan	19,004	9,875	13.2	11.9
Asia, other	16,912	12,570	11.8	15.1
Europe	12,923	8,851	9.0	10.6

Total net sales	$143,850	$83,186	100.0%	100.0%

Gross Profit Margin

Our gross profit margin as a percentage of net sales was 48.6% for the six months ended July 3, 2004 as compared to 42.2% for the six months ended June 28, 2003. The improvement in our gross profit margin was primarily driven by efficiency and leverage gains due to higher demand. During the six months ended July 3, 2004, we recorded net benefits of approximately $1,225 relating to the sale of products previously deemed excess and obsolete and written down to net realizable value offset by obsolete inventory written-off, compared to a net charge of $692 for inventory write-offs and reserve additions during the same period a year ago. The impact of stronger foreign exchange rates in Japan, Asia and Europe resulted in a favorable foreign exchange impact of approximately $2,829 in the 2004 period compared to the 2003 period.

Operating Expenses

Research and development expenses were $12,853 in the six months ended July 3, 2004 an increase of 40.4% or $3,696 compared to $9,157 for the six months ended June 28, 2003. Key elements of our research and development expenses were related to the development of the new product platforms to meet the manufacturing needs for 90 and 65 nanometer semiconductor devices. In order to respond to the proliferation of new materials and chemicals in the manufacturing processes, and increased needs for tighter process control for 300mm wafers, investments were made for new contamination control products in the area of copper interconnects, deep ultra-violet (DUV) photolithography; and chemical and gas management technologies for advanced wafer cleans, deposition and etch equipments. Additional investments were made in area of advanced process control, monitoring and diagnostics capabilities for future generations of semiconductor manufacturing processes.

Selling, general and administrative expenses increased 19.0%, or $6,186, to $38,725 for the six months ended July 3, 2004 compared to $32,539 in the six months ended June 28, 2003. This increase was primarily attributable to increases in incentive compensation relating to improvement in revenue and profitability, increases in salaries and fringe benefits and the impact of stronger foreign currency translation rates.

The impact of stronger foreign exchange rates in Japan, Asia and Europe resulted in increased operating expenses of approximately $1,387 in the 2004 period compared to the 2003 period.

Other Income, Net

Other income, net decreased $955, to $879 for the six months ended July 3, 2004 from $1,834 for the six months ended June 28, 2003.

The decrease was largely due to the decrease in gains on foreign currency transactions of $946. During 2001, we entered into a royalty agreement with Nihon Millipore, which provides Nihon Millipore the right to use certain intellectual property that was developed by Mykrolis in connection with the bioscience business. As a result of this agreement, $244 and $269 in royalty income from Millipore was recognized and recorded in other income (expense), net for the six months ended July 3, 2004 and June 28, 2003, respectively. Because of Millipore’s decision to discontinue manufacturing in Japan, we expect to lose substantially all benefits relating to these arrangements including the related intellectual property royalty income in late 2005. We anticipate partially offsetting this loss by additional cost reductions in Japan and new lease agreements for usage of manufacturing space at our Yonezawa site.

Income Tax Expense

For the six months ended July 3, 2004, the Company recorded income tax expense of $4,645 on consolidated pre-tax income of $19,353, yielding an annual effective tax rate of 24.0%. Income tax expense is primarily related to the Company’s foreign operations and results from its overall geographic mix of income, including tax benefits relating to U.S. net operating losses for which no tax benefit had been previously taken. For the six months ended June 28, 2003 the Company recorded income tax expense of $4,411 with respect to certain foreign operations on a consolidated pre-tax loss of $6,481, yielding an effective tax rate of negative 68.1%.

During the quarter ended April 3, 2004, Millipore notified us that certain of the Company’s U.S. tax attributes were utilized in connection with Millipore’s consolidated tax return filings for periods between the Separation and the Distribution Date. Under the terms of the tax sharing agreement with Millipore in connection with the Separation, we are entitled to be paid for tax attributes utilized by Millipore. On March 5, 2004, we received a payment with respect to these tax attributes of $1,255 from Millipore. As a result, this payment was recorded as an increase in additional paid-in capital included in stockholders’ equity. We continue to evaluate this matter.

Restructuring and Other Charges

We took several restructuring actions in 2003, 2002 and 2001 to better align our cost structure with prevailing market conditions due to the prolonged industry downturn and to establish separate operations from our former parent. These actions primarily focused on reducing our workforce and consolidating global facilities.

During the three months ended July 3, 2004, changes to prior estimates occurred resulting in the reversal of $88 in employee severance costs. This change in estimate was primarily due to lower than expected severance benefits paid. In addition, during the six months ended July 3, 2004, the Company paid $199 for severance costs and $972 for leasehold/other costs consisting of lease payments, utility expenses, property taxes and general maintenance costs associated with the vacant Bedford, MA facility. $84 of accretion was recorded during the six months ended July 3, 2004 as a non-cash increase in the restructuring reserve as result of recording the liability at present value.

As of July 3, 2004, the Company’s total accrued restructuring costs amount to $2,358 of which $172 relates to severance costs for terminated employees that will be paid by the first quarter of 2005, and $2,186 to facility costs, primarily for the leased facility in Bedford, MA, which will be substantially paid by the fourth quarter of 2005.

These combined restructuring initiatives were expected to generate annual savings of approximately $22 million through reduced payroll costs, facility-related costs and depreciation expense. These savings are reflected in costs of sales, selling, general and administrative expenses and research and development expenses. For further details, see Note 14 of the accompanying notes to the consolidated financial statements included elsewhere in this report.

Liquidity and Capital Resources

During the six months ended July 3, 2004, net cash provided by operating activities was $9,476 compared to $836 during the six months ended June 28, 2003. In the first six months of 2004, cash provided by operating activities related to our net income of $14,708 and changes in working capital consisting primarily of increases in accounts payable of $4,571 and accrued expenses of $3,209 offset by increases in accounts receivable of $12,102 and inventory of $4,980. Cash used in operating activities in the first six months of 2003 was derived primarily from our net loss of $10,892 offset by the increase in accounts payable of $2,014, a decrease in inventory of $1,472, a decrease in accounts receivable of $1,481 and non-cash charges for depreciation and amortization of $5,687. Net working capital at July 3, 2004 totaled $152,467 including $82,748 in cash and cash equivalents and $14,425 in short-term investments.

During the six months ended July 3, 2004, cash flows used in investing activities were $6,591 compared to $6,690 during the six months ended June 28, 2003. For the six months ended July 3, 2004, we used $5,320 for the purchase of long-term marketable securities compared to $4,477 during the six months ended June 28, 2003, as we continue to invest in longer-term high-grade instruments to yield higher returns on our cash balances. In addition, capital expenditures for the six months ended July 3, 2004 totaled $1,271 compared to $2,213 for the six months ended June 28, 2003. We expect capital spending to be approximately $8,000 for the year 2004

During the six months ended July 3, 2004, cash flows provided by financing activities were derived from $8,424 from the issuance of common stock under our employee stock purchase and stock option plans, $1,255 of proceeds under our tax sharing agreement with Millipore and a decrease of $174 in restricted cash related to stand-by letters of credit in connection with our Billerica facility lease offset by $39 in capital lease payments.

We believe that our cash, cash equivalents, long-term marketable securities and expected future cash flows from operations will be sufficient to meet our working capital, capital expenditure, and research and development investment requirements for the next 12 months. However, in order to take advantage of growth opportunities, including potential acquisitions, facility expansion, joint ventures, alliances or other business arrangements, we may seek to raise capital through equity or debt financing. On August 12, 2004, we completed the acquisition of Bentec Scientific LLC, a privately held manufacturer of PVA roller brushes used in post-CMP clean applications. The purchase price was $7,350, $3,000 of which has been withheld until certain conditions are satisfied and to secure the seller’s indemnity obligations. During the fourth quarter of 2003, we had made a deposit of $3,002 in conjunction with the purchase of this business. The transaction also includes agreements for the seller to manufacture products for us at raw material cost on an Interim basis and for us to pay an aggregate of $400 for research and development services over three years plus up to $2,075 for new product developments when and if delivered. The timing and amount of future potential capital requirements cannot be determined at this time and will depend on a number of factors, including the nature and size of the strategic business opportunities we may elect to pursue. To that effect, during 2003 we filed a shelf registration statement with the Securities and Exchange Commission with respect to $200 million of securities, which was declared effective on November 26, 2003. The timing, size and terms of any offering will depend on a number of factors, including market conditions.

Contractual Obligations

The following table summarizes the payments due for specific contractual obligations. These amounts are as of July 3, 2004,

	Payments Due by Period (In millions)
	Total	Less than 1 Year	1-3 Years	4-5 Years	More that 5 Years
Operating leases	$42.5	$8.4	$16.1	$5.5	$12.5
Capital leases	0.2	0.1	0.1	—	—
Purchase obligations (1)	12.4	12.4	—	—	—
Pension obligations	2.7	0.6	0.3	0.3	1.5

Total	$57.8	$21.5	$16.5	$5.8	$14.0

(1)	Purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transactions. The amounts are based on our contractual commitments; however, it is possible we may be able to negotiate lower payments if we choose to exit these contracts earlier.

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

Pursuant to the terms of the lease for our vacated Bedford, Massachusetts facility, the landlord has an option to sell the facility to us at any time prior to November 2005, the end of the lease term, at 90% of the then current market value, excluding the value of the lease. We estimate that the current fair market value of the facility is between $7,200 and $8,700.

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

In December 2003, the FASB issued FASB Interpretation No. 46-R (“FIN 46-R”) a revised interpretation of FASB Interpretation No 46 (“FIN 46”). FIN 46-R requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46-R are effective immediately for all arrangements entered into after January 31, 2003. For all arrangements entered into after January 31, 2003, we are required to continue to apply FIN 46-R through the end of the first quarter of fiscal 2004. We do not have any equity interests that would change our current reporting or require additional disclosures outlined in FIN 46-R. For arrangements entered into prior to February 1, 2003, we are required to adopt the provisions of FIN 46-R in the first quarter of fiscal 2004. We do not have any equity interests that would change our current reporting or require additional disclosures outlined in FIN 46-R.

In December 2003, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the Act) was passed by the United States Congress. The Act will be effective January 1, 2006 and provides Medicare government subsidies for employers that sponsor retiree medical programs for prescriptions. In March 2004, the FASB issued a proposed FASB Staff Position (“FSP”) No.106-b in response to the Act that provides guidance on the accounting for the effects of the Act and requires employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act. On May 19, 2004, the FASB issued FSP 106-2, which provides guidance on accounting for the impact of the new Medicare law. Management is currently evaluating the impact of this FSP on the Company’s consolidated results of operations, financial position or cash flows.

Forward Looking Statement Disclaimer

The matters discussed herein, as well as in future oral and written statements by management of Mykrolis Corporation that are forward-looking statements, are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. When used herein or in such statements, the words “anticipate”, “believe”, “estimate”, “expect”, “hope”, “may”, “will”, “should” or the negative thereof and similar expressions as they relate to Mykrolis, its business or its management are intended to identify such forward-looking statements. Potential risks and uncertainties that could affect Mykrolis’ future operating results include, without limitation, the risk that the industry recovery may be weaker than past recoveries, our inability to meet increasing demands for our products from our key customers; increased competition in our industry resulting in downward pressure on prices and reduced margins, as well as those risks described under the headings “Risks Relating to our Business and Industry”, “Risks Related to Securities Markets and Ownership of Our Securities,” and “Risks Related to our Separation from Millipore” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to foreign currency exchange rate risk is managed on an enterprise-wide basis. We do not currently hold any derivative financial instruments and continue to evaluate our future hedging strategy. We sell our products in many countries and a substantial portion of our net sales and a portion of our costs and expenses are denominated in foreign currencies. Approximately 71.3% of our net sales in the six months ended July 3, 2004 were derived from customers located outside of the U.S., principally in Asia including Japan, where we also manufacture some of our products. This exposes us to risks associated with changes in foreign currencies that can adversely impact revenues, net income and cash flow. In addition, we are potentially subject to concentrations of credit risk, principally in accounts receivable, as historically we have relied on a limited number of customers for a substantial portion of our net sales. We perform ongoing credit evaluations of our customers and we generally do not require collateral. Our major customers are large, well-established microelectronics companies that have historically paid their account balances with us.

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

During the quarterly period ended July 3, 2004 there have been no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

On March 3, 2003 the Company filed a lawsuit against Pall Corporation in the United States District Court for the District of Massachusetts alleging infringement of two of the Company’s U.S. Patents by a fluid separation device known as the Pall Photo Kleen EZD-2 filter assembly manufactured and sold by the defendant. The Company’s lawsuit also sought a preliminary injunction preventing the defendant from the manufacture, use, sale, offer for sale or importation into the U.S. of the infringing product. A hearing on Mykrolis’ request for a preliminary injunction held in August 2003. On April 30, 2004, the United States District Court for the District of Massachusetts issued a preliminary injunction against Pall Corporation and ordered Pall to immediately stop making, using, selling, or offering to sell within the US, or importing into the U.S., its PhotoKleen EZD-2 Filter Assembly products or “any colorable imitation” of those products. On June 21, 2004, the Company filed a motion with the Court to hold Pall Corporation in contempt of court for failing to comply with the terms of the preliminary injunction; a hearing on this motion was held on July 14, 2004.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Stockholders of the Company was held on April 28, 2004. The only item submitted to the vote of security holders at that meeting was the election of three nominees as Class I directors each to a three year term expiring at the 2007 Annual Meeting of Stockholders. As of the record date for this meeting, March 19, 2004, there were 41,146,089 shares of the Company’s Common Stock issued and outstanding; proxies representing 39,180,862 shares were received. Set forth below is a tabulation of the votes cast for, against or withheld as well as broker non-votes and/or abstentions with respect to each nominee:

Nominee	For	Withheld	Abstention/Non Votes
Richard A. Aurelio	33,600,384	—	5,580,478
Robert E. Caldwell	33,591,886	—	5,588,976
Michael P.C. Carns	33,588,683	—	5,592,179

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits

Exhibit 10.1	Letter Agreement, dated May 20, 2004, with Peter Kirlin, Vice President of Business Development

Exhibit 31.1	Certification Required by Rule 13a-14(a) by C. William Zadel

Exhibit 31.2	Certification Required by Rule 13a-14(a) by Bertrand Loy

Exhibit 32.1	Certification of Chief Executive Officer and of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.	Reports on Form 8-K

    None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MYKROLIS CORPORATION

Registrant

Date August 12, 2004	/s/ Bertrand Loy
Bertrand Loy
Vice President and Chief Financial Officer

Date August 12, 2004	/s/ Robert Hammond
Robert Hammond
Corporate Controller