Form 10-Q
period 2004-10-02
MYKROLIS CORP
filed 2004-11-10
CIK 1133082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2004

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

Yes ☒    No ☐

The registrant had 41,821,958 shares of common stock outstanding as of October 15, 2004.

Mykrolis Corporation

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

Mykrolis Corporation

Consolidated Statements of Operations

(In thousands except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Net sales	$71,403	$44,529	$215,253	$127,715
Cost of sales	37,589	24,383	111,475	72,431

Gross profit	33,814	20,146	103,778	55,284
Research and development expenses	6,554	4,362	19,407	13,519
Selling, general and administrative expenses	17,210	15,712	55,935	48,251
Restructuring and other charges (income)	—	532	(88)	2,289

Operating income (loss)	10,050	(460)	28,524	(8,775)
Other income (expense), net	312	(184)	1,191	1,650

Income (loss) before income taxes	10,362	(644)	29,715	(7,125)
Income tax expense	3,065	224	7,710	4,635

Net income (loss)	$7,297	$(868)	$22,005	$(11,760)

Basic income (loss) per share	$0.18	$(0.02)	$0.53	$(0.30)
Shares used in computing basic income (loss) per share:	41,696	39,874	41,368	39,799
Diluted income (loss) per share	$0.17	$(0.02)	$0.51	$(0.30)
Shares used in computing diluted income (loss) per share:	42,698	39,874	43,293	39,799

The accompanying notes are an integral part of the consolidated financial statements.

Mykrolis Corporation

Consolidated Balance Sheets

(In thousands except share data)

	October 2, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$91,691	$70,503
Marketable securities	19,265	—
Accounts receivable (less allowance for doubtful accounts of $595 and $559, respectively)	58,002	46,698
Inventories	42,568	38,771
Deferred income taxes	664	664
Other current assets	3,571	5,726

Total current assets	215,761	162,362
Marketable securities	—	14,266
Restricted cash	1,492	1,782
Property, plant and equipment, net	64,930	71,033
Deferred income taxes	3,411	3,411
Goodwill	24,148	17,317
Other intangible assets (less accumulated amortization of $23,847 and $22,490, respectively)	9,418	7,622
Other assets	6,167	5,962

Total assets	$325,327	$283,755

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligation	$74	$78
Accounts payable	14,387	12,613
Accrued income taxes	17,275	11,227
Accrued expenses	28,931	24,781

Total current liabilities	60,667	48,699
Long-term portion of capital lease obligation	—	55
Other liabilities	11,499	11,912
Minority interest	75	61
Commitments and contingencies (note 14)
Shareholders’ equity:
Preferred stock, par value $.01 per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 250,000,000 shares authorized; 41,795,255 and 40,648,773 shares issued and outstanding, respectively	418	406
Additional paid-in capital	341,026	330,515
Accumulated deficit	(79,450)	(101,455)
Accumulated other comprehensive loss	(8,908)	(6,438)

Total shareholders’ equity	253,086	223,028

Total liabilities and shareholders’ equity	$325,327	$283,755

The accompanying notes are an integral part of the consolidated financial statements.

Mykrolis Corporation

Consolidated Statements of Shareholders’ Equity

and Comprehensive Income (Loss)

(In thousands)

	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Comprehensive Income (Loss)
	Shares	Amount
Balance December 31, 2002	39,724	$397	$320,061	$(93,351)	$(14,463)	$212,644
Issuance of common stock-employee stock purchase plan and exercise of stock options	592	6	5,534	—	—	5,540
Issuance of common stock for acquisition	333	3	4,903	—	—	4,906
Stock based compensation		—	17	—	—	17
Comprehensive income (loss) :
Net loss		—	—	(8,104)	—	(8,104)	(8,104)
Foreign currency translations		—	—	—	8,333	8,333	8,333
Additional minimum pension liability		—	—	—	(221)	(221)	(221)
Unrealized loss on marketable securities	—	—	—	—	(87)	(87)	(87)

Comprehensive loss							$(79)

Balance December 31, 2003	40,649	$406	$330,515	$(101,455)	$(6,438)	$223,028

Issuance of common stock-employee stock purchase plan and exercise of stock options *	1,146	12	9,215	—	—	9,227
Stock based compensation*			41			41
Proceeds under tax sharing agreement with Millipore*			1,255			1,255
Comprehensive income (loss) :
Net income *		—	—	22,005	—	22,005	22,005
Foreign currency translations *		—	—	—	(2,477)	(2,477)	(2,477)
Unrealized gain on marketable securities*	—	—	—	—	7	7	7

Comprehensive income *							$19,535

Balance October 2, 2004*	41,795	$418	$341,026	$(79,450)	$(8,908)	$253,086

The accompanying notes are an integral part of the consolidated financial statements.

*	unaudited

Mykrolis Corporation

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended
	October 2, 2004	September 27, 2003
Cash flows from operating activities:
Net income (loss)	$22,005	$(11,760)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Income from equity method investments	(575)	(509)
Amortization of premium on marketable securities	327	64
Depreciation	7,053	7,275
Amortization	1,359	1,118
Restructuring and other charges	—	561
Stock based compensation	41	—
Impairment of assets	1,031	148
Gain on termination of benefit obligations	(1,976)	—
Deferred tax provision	38	—
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable, net	(11,778)	33
(Increase) decrease in inventories	(4,016)	2,294
(Increase) decrease in other operating assets	(592)	654
Increase in accounts payable	504	1,140
Increase in other operating liabilities	13,517	4,287

Net cash provided by operating activities	26,938	5,305
Cash flows from investing activities:
Purchase of marketable securities	(5,320)	(14,477)
Acquisition of a business and certain assets	(7,439)	(3,002)
Additions to property, plant and equipment	(2,449)	(2,867)

Net cash used in investing activities	(15,208)	(20,346)
Cash flows from financing activities:
Reclassification of restricted cash	289	—
Payments under capital leases	(59)	(57)
Proceeds from issuance of common stock for employee stock purchase plan and stock option exercises	9,227	1,463
Proceeds under tax sharing agreement with Millipore	1,255	—

Net cash provided by financing activities	10,712	1,406
Effect of foreign exchange rates on cash and cash equivalents	(1,254)	1,116

Net increase (decrease) in cash and cash equivalents	21,188	(12,519)
Cash and cash equivalents at beginning of period	70,503	74,085

Cash and cash equivalents at end of period	$91,691	$61,566

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

Interim Financial Statements

The accompanying consolidated financial statements have been prepared in accordance with the rules of the Securities and Exchange Commission for interim financial statements and do not include all disclosures required by generally accepted accounting principles in the United States of America. The financial information included herein, other than the consolidated balance sheet at December 31, 2003, has been prepared without audit. The consolidated balance sheet at December 31, 2003 has been derived from, but does not include all the disclosures contained in the audited consolidated financial statements for the year ended December 31, 2003. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10–K Annual Report for the year ended December 31, 2003. The financial information as of October 2, 2004 and for the three and nine months ended October 2, 2004 and September 27, 2003 is unaudited, but includes all adjustments that management considers necessary for a fair presentation of the consolidated results of operations, financial position and cash flows of the Company and of its consolidated subsidiaries. All of these adjustments are of a normal recurring nature. Results for the nine-month period ended October 2, 2004 are not necessarily indicative of results to be expected for the full fiscal year 2004 or for any other future periods.

Fiscal Year

The Company’s fiscal year is the 365-366 day period that commences on January 1 and ends on December 31. Each fiscal quarter ends on the Saturday nearest the calendar month end generally contains 13 weeks and consists of 88 to 94 days. Fiscal year 2004 comprises the 366 day period from January 1 to December 31, 2004 with fiscal quarters ending April 3, July 3, October 2 and December 31. Fiscal year 2003 comprises the 365 day period from January 1 to on December 31, 2003 with fiscal quarters ended March 29, June 28, September 27 and December 31.

Reclassifications

Certain items in the prior year’s consolidated financial statements have been reclassified to conform to the current presentation of the financial statements.

2. Stock Plans

Options for the purchase of the Company’s common stock have been granted to officers, directors and key employees under various nonqualified stock option plans and agreements. The Company accounts for these grants under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is recorded as a charge to operations for options granted under those plans and agreements.

If the recognition provisions of FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123, had been adopted, the effect on net income (loss) and basic and diluted net income (loss) per share would have been as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Net income (loss), as reported	$7,297	$(868)	$22,005	$(11,760)
Add: Stock-based compensation included in net income (loss), net of related tax effects	—	—	—	17
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,777)	(3,588)	(18,575)	(10,536)

Pro forma net income (loss)	$520	$(4,456)	$3,430	$(22,279)

Earnings (loss) per share:
Basic as reported	$0.18	$(0.02)	$0.53	$(0.30)
Diluted as reported	$0.17	$(0.02)	$0.51	$(0.30)
Basic pro forma	$0.01	$(0.11)	$0.08	$(0.56)
Diluted pro forma	$0.01	$(0.11)	$0.08	$(0.56)

The fair value of options granted under the Company’s stock-based plan was estimated at grant date using a Black-Scholes option pricing model with the following weighted-average assumptions:

	2004	2003
Average risk-free interest rate	3.6%	3.2%
Range of expected life of option grants	5 years	5 years
Expected annual volatility of underlying stock	72%	69%
Dividend rate	$0	$0

The Company accounts for stock option grants to non-employees in accordance with EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees, for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-18”). EITF 96-18 requires variable plan accounting with respect to such non-employee stock options, whereby stock-based compensation associated with such options is re-measured at each reporting date from the date of grant until the option is exercised, and incorporates the then-current fair market value of the Company’s common stock, volatility of underlying stock, risk free rates and expected life of the option into the Black-Scholes option pricing model. During the three and nine months ended October 2, 2004, the Company recorded a $6 benefit and $41 charge related to stock-based compensation expense, respectively, which is included in selling, general and administrative expense related to options to purchase 25,000 shares of Mykrolis common stock issued to a non-employee in February 2004. This option grant was not tied to any other agreement with this non-employee.

3. Earnings Per Share

For the three months and nine months ended October 2, 2004 and September 27, 2003, basic and diluted income (loss) per common share was calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the respective period. The weighted average diluted shares outstanding calculation excludes those stock options for which the impact would have been antidilutive. For the three and nine months ended October 2, 2004, there were 4,091,718 antidilutive options. The number of stock options that were antidilutive during the periods ended September 27, 2003 was 7,338,697 due to the Company’s net loss position.

As of October 2, 2004, Mykrolis had outstanding options to purchase an aggregate of 7,457,566 shares of its common stock at a weighted average price of $11.05. Of these options, options to purchase an aggregate of 3,872,250 shares at a weighted average price of $10.36 were fully vested and exercisable.

4. Acquisition

On August 12, 2004, the Company completed the acquisition of Bentec Scientific LLC, a privately held manufacturer of polyvinyl alcohol (“PVA”) roller brushes used in post-chemical mechanical polishing (“CMP”) clean applications. The purchase price was $10,441 including a deposit of $3,002 paid during the fourth quarter of 2003. The transaction also includes agreements for the seller to manufacture products for the Company at raw material cost until January 2005 and for the Company to pay an aggregate of $400 for research and development services over three years plus up to $2,075 for new product developments when and if delivered. These costs will be expensed as incurred.

The Bentec acquisition was accounted for under the purchase method of accounting and Bentec’s results of operations are included in the Company consolidated financial statements since August 12, 2004, the date of purchase. The aggregate purchase price included transaction costs of $100 and cash of $10,341 of which $2,566 has been withheld until certain conditions are satisfied and to secure the seller’s indemnity obligations.

The following table summarizes the estimated fair values of the assets acquired at the date of acquisition. Valuations of intangible assets were obtained utilizing various resources including valuation consultants.

Current assets	$372
Property, plant and equipment	154
Intangible assets	3,140
Goodwill	6,775

Total purchase price including acquisition costs	$10,441

Of the $3,140 of acquired intangible assets, $840 was assigned to patent core technologies (6-year economic consumption life), $400 was assigned to patent completed technologies (4-year economic consumption life), and $1,900 was assigned to customer relationships (8-year economic consumption life).

The $6,775 of goodwill primarily relates to synergies the Company expects to realize by providing sales and marketing channels for the PVA roller brushes especially in Asia and Japan and is expected to be deductible for tax purposes but will not be benefited until the Company utilizes existing tax-loss carryforwards in the U.S.

5. Other Intangible Assets

Components of the Company’s identifiable other intangible assets are as follows:

	October 2, 2004		December 31, 2003
	Gross carrying Amount	Accumulated Amortization	Gross carrying Amount	Accumulated Amortization
Patents	$18,165	$12,051	$16,925	$10,966
Unpatented technology	8,505	8,505	8,505	8,505
Trademarks / tradenames	3,186	2,942	3,186	2,901
Customer relationships & other	3,409	349	1,496	118

	$33,265	$23,847	$30,112	$22,490

The Company recorded amortization expense for its other intangible assets of $477 and $315 for the three months ended October 2, 2004 and September 27, 2003, respectively and $1,359 and $1,118 for the nine months ended October 2, 2004 and September 27, 2003, respectively. Estimated amortization expense for the fiscal years 2004 to 2008 is $1,977, $2,337, $2,292, $1,543 and $822, respectively.

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

Changes in the accrued warranty costs during the first nine months of 2004 and 2003 were as follows:

	Nine Months ended
	October 2, 2004	September 27, 2003
Balance at beginning of the period	$1,302	$1,566
Accruals for warranty	1,347	299
Accruals related to pre-existing warranties (including changes in estimate)	(230)	83
Settlements made	(1,131)	(543)

Balance at end of period	$1,288	$1,405

7. Restricted Cash

The Company has provided cash collateral totaling $1,492 on standby letters of credit in connection with the lease for its corporate headquarters, research and development and manufacturing facility in Billerica and other security deposits. At October 2, 2004, this cash collateral was invested in certificates of deposit and money market funds.

8. Other Income (Expense), Net

Other income (expense) is summarized below:

	Three Months Ended		Nine Months Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Gains (losses) on foreign currency transactions	$(142)	$(604)	$(184)	$304
Royalty income from Millipore	106	125	350	394
Interest income and other	223	148	529	443
Income from equity method investments	125	147	575	509
Other loss	—	—	(79)	—

	$312	$(184)	$1,191	$1,650

9. Inventories

Inventories are summarized as follows:

	October 2, 2004	December 31, 2003
Raw materials	$28,146	$27,467
Work in process	7,901	8,198
Finished goods	22,842	22,510
Inventory reserves	(16,321)	(19,404)

Total	$42,568	$38,771

10. Employee Retirement Plans

The employees of the Company’s subsidiary in Japan (“Nihon Mykrolis”) are covered by a defined benefit pension plan. The table below set forth the estimated net periodic cost of the Nihon Mykrolis pension plan.

	Three months ended		Nine months ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Components of net periodic benefit cost:
Service cost	$220	$192	$661	$576
Interest cost	54	59	160	176
Expected return on plan assets	(5)	(4)	(14)	(12)
Amortization of unrecognized gain	9	—	27	—

Net periodic benefit cost	278	247	834	740

Total benefit cost	$278	$247	$834	$740

Employer contributions during 2004

Total employer contributions expected in 2004	$294

During the third quarter of 2004 Mykrolis terminated certain unfunded post-retirement medical benefits offered to U.S. retirees. The termination of these benefits resulted in a settlement gain of $805 and a curtailment gain of $1,171 both of which are recorded as a reduction of selling, general and administration expenses for the quarter. This resulted from the reversal of the liabilities associated with these benefits of $1,976.

11. Income Taxes

For the three months ended October 2, 2004, the Company recorded income tax expense of $3,065 on consolidated pre-tax income of $10,362, yielding an effective tax rate of 30% during the quarter. The Company has calculated an annual effective tax rate of 26% which is primarily related to the Company’s foreign operations and results from its overall geographic mix of income, including tax benefits relating to U.S. net operating losses for which no tax benefit had been previously taken. For the three months ended September 27, 2003 the Company recorded income tax expense of $224 with respect to certain foreign operations on a consolidated pre-tax loss of $644, yielding an effective tax rate of negative 35%.

For the nine months ended October 2, 2004, the Company recorded income tax expense of $7,710 on consolidated pre-tax income of $29,715, yielding an annual effective tax rate of 26%. Income tax expense is primarily related to the Company’s foreign operations and results from its overall geographic mix of income, including tax benefits relating to U.S. net operating losses for which no tax benefit had been previously taken. For the nine months ended September 27, 2003 the Company recorded income tax expense of $4,635 with respect to certain foreign operations on a consolidated pre-tax loss of $7,125, yielding an effective tax rate of negative 65%.

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

12. Business Segment Information

The Company attributes net sales to different geographic areas as presented in the table below.

	Three Months Ended		Nine Months Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
North America	$18,789	$11,687	$60,145	$34,054
Japan	26,509	15,826	80,165	45,349
Taiwan	10,153	6,138	29,156	16,014
Asia - Other	9,415	5,963	26,328	18,532
Europe	6,537	4,915	19,459	13,766

Total	$71,403	$44,529	$215,253	$127,715

The Company’s products include consumable products and equipment products that are used in the manufacture of semiconductors and other high precision electronic devices. Consumable products, including service revenue, accounted for 69%, and 71%, of revenues for the three months ended October 2, 2004 and September 27, 2003 respectively, and equipment products accounted for 31% and 29%, respectively, for these same periods. For the nine months ended October 2, 2004 and September 27, 2003, consumable products, including service revenue, accounted for 68%, and 72%, of revenues, respectively, and equipment products accounted for 32% and 28%, respectively, for these same periods. The Company’s products are sold worldwide through a direct sales force and through distributors in selected regions.

13. Significant Customers and Concentration of Risk

During the three months ended October 2, 2004 and September 27, 2003 and the nine months ended October 2, 2004 and September 27, 2003, one customer represented 13.5%, 11.8%, 13.5% and 10.8% of revenues, respectively. Accounts receivable for this customer was $8,516 and $5,713 at October 2, 2004 and December 31, 2003, respectively. There were no other customers that accounted for more than 10% of revenues or accounts receivable during these periods.

14. Commitments and Contingencies

On March 3, 2003 the Company filed a lawsuit against Pall Corporation in the United States District Court for the District of Massachusetts alleging infringement of two of the Company’s U.S. Patents by a fluid separation device known as the Pall Photo Kleen EZD-2 filter assembly manufactured and sold by the defendant. The Company’s lawsuit also sought a preliminary injunction preventing the defendant from the manufacture, use, sale, offer for sale or importation into the U.S. of the infringing product. After a hearing on Mykrolis’s request for a preliminary injunction, the United States District Court for the District of Massachusetts issued a preliminary injunction against Pall Corporation on April 30, 2004 and ordered Pall to immediately stop making, using, selling, or offering to sell within the U.S., or importing into the U.S., its PhotoKleen EZD-2 Filter Assembly products or “any colorable imitation” of those products. On June 21, 2004, the Company filed a motion with the Court to hold Pall Corporation in contempt of court for failing to comply with the terms of the preliminary injunction; a hearing on this motion was held on July 14, 2004. On August 13, 2004, Pall Corporation filed a motion to dissolve the preliminary injunction; a hearing on this motion was held on October 28, 2004.

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

The Company has never incurred costs to defend lawsuits or settle claims related to these types of indemnification commitments. As a result, the Company believes the estimated fair value of these commitments is minimal. Accordingly, the Company has no liabilities recorded for these commitments as of October 2, 2004.

During the second quarter of 2004, in conjunction with the employment and relocation of the Vice President of Business Development, the Company entered into a commitment with a third-party employee relocation administrator with respect to the sale of property located in Austin, Texas. As a part of this commitment, the Company agreed to indemnify the third-party relocation administrator against any deterioration in the market value of the property between the officer’s sale of the real property to the third party relocation administrator and resale to a third party at estimated fair market value. In connection with this indemnification commitment, the Company has not recorded a liability as of October 2, 2004.

15. Accrued Restructuring Costs

The Company took several restructuring actions in 2003, 2002 and 2001 to better align its cost structure with prevailing market conditions due to the prolonged industry downturn and to establish separate operations from its former parent. These actions primarily focused on reducing the workforce and consolidating global facilities.

During the nine months ended October 2, 2004, the Company paid $255 for severance costs and $1,314 for leasehold/other costs consisting of lease payments, utility expenses, property taxes and general maintenance costs associated with the vacant Bedford, MA facility. $118 of accretion was recorded in selling, general and administration expenses during the nine months ended October 2, 2004 as a non-cash increase in the restructuring reserve as a result of originally recording the liability at present value. In addition, during the nine months ended October 2, 2004, changes to prior estimates resulted in the reversal of $88 in employee severance costs, primarily due to lower than expected severance benefits paid.

As of October 2, 2004, the Company’s total accrued restructuring costs were $1,994, of which $116 relates to severance costs for terminated employees that will be paid by the first quarter of 2005, and $1,878 related to facility exit costs, primarily for the leased facility in Bedford, MA, which will be substantially paid by the fourth quarter of 2005.

The activity related to the Company’s restructuring accruals is shown below:

	2004 Activity
	Balance December 31, 2003	2004 Expense/(Income)	Cash Activity	Non- Cash Activity	Balance October 2, 2004
Workforce	$459	$(88)	$(255)	$—	$116
Leasehold/Other	3,074	—	(1,314)	118	1,878

	$3,533	$(88)	$(1,569)	$118	$1,994

16. Recently Issued Accounting Pronouncements

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

In December 2003, the FASB issued FASB Interpretation No. 46-R (“FIN 46-R”) a revised interpretation of FASB Interpretation No 46 (“FIN 46”). FIN 46-R requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46-R are effective immediately for all arrangements entered into after January 31, 2003. For all arrangements entered into after January 31, 2003, the Company is required to continue to apply FIN 46-R through the end of the first quarter of fiscal 2004. We do not have any equity interests that would change its current reporting or require additional disclosures outlined in FIN 46-R. For arrangements entered into prior to February 1, 2003, the Company is required to adopt the provisions of FIN 46-R in the first quarter of fiscal 2004. The Company does not have any equity interests entered into prior to February 1, 2003 that would change its current reporting or require additional disclosures outlined in FIN 46-R.

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

The principal market we serve is the global semiconductor industry, a highly cyclical business which experienced a significant downturn that resulted in deterioration in our net sales and results of operations during the period from 2001 to 2003. This downturn had the greatest impact on our sales of liquid and gas equipment products, as new semiconductor plant construction and upgrades declined. Net sales of our consumable products, which tend to be driven by capacity utilization also declined during this period, although less drastically, and benefited from the recovery of the volume of semiconductor wafers being built in 2003. Commencing during the fourth quarter of 2003 and continuing through the second quarter of 2004, we experienced improved business conditions, which had a positive impact on our sales growth and profitability. During the third quarter of 2004 this recovery began to softened, as key OEM customers announced order delays and reduced booking rates and there was a pause in the growth of wafer starts. The outlook for 2005 is currently unclear; however, should business conditions signal a downturn, we intend to take appropriate actions to manage our profitability to our level of sales.

Net sales during the three months ended October 2, 2004 increased 60.4% over sales for the three month period ended September 27, 2003. Net sales during the nine months ended October 2, 2004 increased 68.5% over the nine month period ended September 27, 2003. Our gross profit as a percentage of net sales was 47.4% for the third quarter of 2004 compared to 45.2% for the three months ended September 27, 2003. For the nine months ended October 2, 2004, gross profit as a percentage of net sales was 48.2% compared to 43.3% for the nine months ended September 27, 2003 which reflected greater leverage of our manufacturing overhead primarily due to increased volume of our gas and liquid delivery products. Selling, general and administrative expenses increased 9.5% for the three months ended October 2, 2004 compared to the three months ended September 27, 2003, due to higher incentive compensation expense in relation to our higher revenue. Research and development expenses increased by 50.3% during the quarter compared to the three months ended September 27, 2003 as we invested in the development of new product platforms to respond to the need for tighter process controls in the semiconductor industry. Selling, general and administrative expenses increased 15.9% for the nine months ended October 2, 2004 compared to the nine months ended September 27, 2003, and research and development expenses increased by 43.6% during the nine months ended October 2, 2004 compared to the nine months ended September 27, 2003. Net cash provided by operating activities during the nine months ended October 2, 2004 and September 27, 2003 was $26,938 and $5,305, respectively.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated financial statements. We have reviewed these policies with the Audit and Finance Committee of our Board of Directors.

Net Sales

Our net sales consist of revenue from sales of products net of trade discounts and allowances. We recognize revenue upon shipment, primarily FOB shipping point, when evidence of an arrangement exists, contractual obligations have been satisfied, title and risk of loss have been transferred to the customer and collection of the resulting receivable is reasonably assured through historical collection results and regular credit evaluations. In most transactions, we have no obligations to our customers after the date products are shipped other than pursuant to warranty obligations. In the event that significant post-shipment obligations or uncertainties exist, revenue recognition is deferred as appropriate until we fulfill such obligations or the uncertainties are resolved.

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

For goodwill, we assess fair value by measuring discounted cash flows and comparable company analysis for the applicable underlying reporting unit and test for impairment as the difference between the resulting implied fair value of goodwill compared to its recorded carrying value. Goodwill impairment is tested annually or whenever events and changes in circumstances require.

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

Pension Obligations

We have pension costs and credits, which are developed from actuarial valuations. Inherent in these valuations are key assumptions, including discount rates, compensation increases, healthcare costs and expected return on plan assets, which are usually updated on an annual basis at the beginning of each fiscal year. We are required to consider current market conditions in making these key assumptions. Changes in the related pension costs or credits may occur in the future due to changes in assumptions.

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

Our liquid and gas equipment products were impacted the most by the industry downturn, as new semiconductor fabrication plant construction and upgrades declined. However, after this severe downturn, the fourth quarter of 2003 showed strong revenue growth and improved profitability, led by semiconductor fabrication companies’ increased capacity utilization rates and capacity additions. These improved business conditions also positively impacted our revenue and profitability levels during the first nine months of 2004. During the third quarter of 2004 this recovery began to softened as key OEM customers announced order delays and reduced booking rates and there was a pause in the growth of wafer starts. The outlook for 2005 is currently unclear; however, should business conditions signal a downturn, we intend to take appropriate actions to manage our profitability to our level of sales.

Our results of operations for the three and nine months ended October 2, 2004 and September 27, 2003 in dollars and as a percentage of net sales were as follows:

	Three Months Ended				Nine Months Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Net sales	$71,403	$44,529	100.0%	100.0%	$215,253	127,715	100.0%	100.0%
Cost of sales	37,589	24,383	52.6	54.8	111,475	72,431	51.8	56.7

Gross profit	33,814	20,146	47.4	45.2	103,778	55,284	48.2	43.3
Research and development expenses	6,554	4,362	9.2	9.8	19,407	13,519	9.0	10.6
Selling, general and administrative expenses	17,210	15,712	24.1	35.3	55,935	48,251	26.0	37.8
Restructuring and other charges (income)	—	532	0.0	1.2	(88)	2,289	0.0	1.8

Operating income (loss)	10,050	(460)	14.1	(1.0)	28,524	(8,775)	13.3	(6.9)
Other income, net	312	(184)	0.4	(0.4)	1,191	1,650	0.6	1.3

Income (loss) before income taxes	10,362	(644)	14.5	(1.4)	29,715	(7,125)	13.8	(5.6)
Income tax expense	3,065	224	4.3	.05	7,710	4,635	3.6	3.6

Net income (loss)	$7,297	$(868)	10.2%	(1.9)%	$22,005	(11,760)	10.2%	(9.2)%

Three months ended October 2, 2004 compared to three months ended September 27, 2003

Net Sales

Net sales were $71,403 for the three months ended October 2, 2004, which increased 60.4%, or $26,874, from the three months ended September 27, 2003. The increase during the third quarter of 2004 versus the third quarter of 2003 was attributable to increases in sales of both our consumable and equipment product lines as our customers’ capacity utilization and capacity expansion increased compared to the same quarter in the previous year. The geographical areas that most benefited from these trends were Japan and Taiwan. Our consumable products represented 69% and 71% of our worldwide revenues for the three months ended October 2, 2004 and September 27, 2003, respectively. The impact of stronger foreign exchange rates in Japan, Asia and Europe in relation to the U.S. resulted in a favorable foreign exchange impact of approximately $2,654 in the 2004 period compared to the 2003 period.

Sales by geography are summarized in the table below.

	Net Sales in US Dollars		Net Sales by Geographic Region
Three Months Ended	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
			(As a percentage of net sales)
North America	$18,789	$11,687	26.3%	26.2%
Japan	26,509	15,826	37.1	35.5
Taiwan	10,153	6,138	14.2	13.8
Asia, other	9,415	5,963	13.2	13.4
Europe	6,537	4,915	9.2	11.1

Total net sales	$71,403	$44,529	100.0%	100.0%

Gross Profit Margin

Our gross profit margin as a percentage of net sales was 47.4% for the three months ended October 2, 2004 as compared to 45.2% for the three months ended September 27, 2003. The improvement in our gross profit margin was primarily driven by spending efficiency and increased leverage of our manufacturing overhead due to higher demand as well as foreign exchange. The impact of stronger foreign exchange rates in Japan, Asia and Europe in relation to the U.S. resulted in a favorable foreign exchange impact of approximately $1,008 in the 2004 period compared to the 2003 period. Additionally, during the third quarter of 2004, we recorded a charge of $671 in cost of sales for the write-off of fixed assets.

Operating Expenses

Research and development expenses were $6,554 in the three months ended October 2, 2004, which reflects an increase of 50.3% or $2,192 compared to $4,362 for the three months ended September 27, 2003. Key elements of our research and development expenses were related to the development of the new product platforms to meet the manufacturing needs for 90 and 65 nanometer semiconductor devices. In order to respond to the proliferation of new materials and chemicals in the manufacturing processes, and increased needs for tighter process control for 300mm wafers, investments were made for new contamination control products in area of copper interconnects, deep ultra-violet (DUV) photolithography; and chemical and gas management technologies for advanced wafer cleans, deposition and etch equipments. Additional investments were made in area of advanced process control, monitoring and diagnostics capabilities for future generations of semiconductor manufacturing processes.

Selling, general and administrative expenses increased 9.5% or $1,498, to $17,210 for the three months ended October 2, 2004 compared to $15,712 in the three months ended September 27, 2003. This increase was primarily attributable to increases in incentive compensation relating to improvement in revenue and profitability, increases in salaries and fringe benefits and the impact of stronger foreign currency translation rates. In addition, during the third quarter of 2004, we recorded a non-recurring benefit of $1,976 related to the termination of certain post retirement medical benefits.

The impact of stronger foreign exchange rates in Japan, Asia and Europe in relation to the U.S. resulted in increased operating expenses of approximately $511 in the 2004 period compared to the 2003 period.

Other Income (Expense), Net

Other income (expense), net increased $496 to $312 of income for the three months ended October 2, 2004 from an expense of $184 for the three months ended September 27, 2003. The increase was largely due to the decrease in losses on foreign currency transactions of $462. During 2001, we entered into a royalty agreement with Nihon Millipore, which provides Nihon Millipore the right to use certain intellectual property that was developed by Nihon Mykrolis in connection with its bioscience business prior to the Separation from Millipore. As a result of this agreement, $106 and $125 in royalty income from Millipore was recognized and recorded in other income (expense), net for the quarters ended October 2, 2004 and September 27, 2003, respectively. Millipore has advised us that it intends to discontinue manufacturing activities in Japan. As a result of this decision, we expect to lose substantially all benefits relating to these arrangements including the related intellectual property royalty income in late 2004. We anticipate partially offsetting this loss by additional cost reductions in Japan and new lease agreements for a portion of the manufacturing space at our Yonezawa site.

Income Tax Expense

For the three months ended October 2, 2004, the Company recorded income tax expense of $3,065 on consolidated pre-tax income of $10,362, yielding an effective tax rate of 30% during the quarter. The Company has calculated an annual effective tax rate of 26%, which is primarily related to the Company’s foreign operations and results from its overall geographic mix of pre-tax income, including tax benefits relating to U.S. net operating losses for which no tax benefit had been previously taken. For the three months ended September 27, 2003 the Company recorded income tax expense of $224 with respect to certain foreign operations on a consolidated pre-tax loss of $644, yielding an effective tax rate of negative 35%.

Nine months ended October 2, 2004 compared to nine months ended September 27, 2003

Net Sales

Net sales were $215,253 for the nine months ended October 2, 2004, which increased 68.5%, or $87,538, from the nine months ended September 27, 2003. The increase in revenue during the first nine months of 2004 versus the first nine months of 2003 was attributable to increases in sales of both our consumable and equipment product lines, as our customers’ capacity utilization and capacity expansion increased compared to the same quarter in the previous year. The geographical areas that most benefited from these trends were Japan, North America and Taiwan. Our consumable products represented 68% and 72% of our worldwide revenues for the nine months ended October 2, 2004 and September 27, 2003, respectively. The impact of stronger foreign exchange rates in Japan, Asia and Europe in relation to the U.S. resulted in a favorable foreign exchange impact of approximately $9,926 in the 2004 period compared to the 2003 period.

Net sales by geography are summarized in the table below.

	Net Sales in US Dollars		Net Sales by Geographic Region
Nine Months Ended	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
			(As a percentage of net sales)
North America	$60,145	$34,054	28.0%	26.7%
Japan	80,165	45,349	37.2	35.5
Taiwan	29,156	16,014	13.6	12.5
Asia, other	26,328	18,532	12.2	14.5
Europe	19,459	13,766	9.0	10.8

Total net sales	$215,253	$127,715	100.0%	100.0%

Gross Profit Margin

Our gross profit margin as a percentage of net sales was 48.2% for the nine months ended October 2, 2004 as compared to 43.3% for the nine months ended September 27, 2003. The improvement in our gross profit margin was primarily driven by spending efficiency and increased leverage of our manufacturing overhead due to higher demand as well as foreign exchange. The impact of stronger foreign exchange rates in Japan, Asia and Europe in relation to the U.S. resulted in a favorable foreign exchange impact of approximately $3,815 in the 2004 period compared to the 2003 period. During the nine months ended October 2, 2004, we recorded net benefits of approximately $1,253 relating to the sale of products previously deemed excess and obsolete and written down to net realizable value offset by obsolete inventory written-off, compared to a net charge of approximately $77 for inventory write-offs and reserve additions during the same period a year ago. Additionally, during the third quarter 2004, we recorded a charge of $671 in cost of sales for the write-off of fixed assets.

Operating Expenses

Research and development expenses were $19,407 in the nine months ended October 2, 2004, which reflects an increase of 43.6% or $5,888 compared to $13,519 for the nine months ended September 27, 2003. Key elements of our research and development expenses were related to the development of the new product platforms to meet the manufacturing needs for 90 and 65 nanometer semiconductor devices. In order to respond to the proliferation of new materials and chemicals in the manufacturing processes, and increased needs for tighter process control for 300mm wafers, investments were made for new contamination control products in the area of copper interconnects, deep ultra-violet (DUV) photolithography; and chemical and gas management technologies for advanced wafer cleans, deposition and etch equipments. Additional investments were made in area of advanced process control, monitoring and diagnostics capabilities for future generations of semiconductor manufacturing processes.

Selling, general and administrative expenses increased 15.9%, or $7,684, to $55,935 for the nine months ended October 2, 2004 compared to $48,251 in the nine months ended September 27, 2003. This increase was primarily attributable to increases in incentive compensation relating to improvement in revenue and profitability, increases in salaries and fringe benefits and the impact of stronger foreign currency translation rates. In addition, during the third quarter of 2004, we recorded a non-recurring benefit of $1,976 related to the termination of post retirement medical benefits.

The impact of stronger foreign exchange rates in Japan, Asia and Europe in relation to the U.S. resulted in increased operating expenses of approximately $1,896 in the 2004 period compared to the 2003 period.

Other Income, Net

Other income, net decreased $459, to $1,191 for the nine months ended October 2, 2004 from $1,650 for the nine months ended September 27, 2003. The decrease was largely due to the decrease in gains on foreign currency transactions of $487. During 2001, we entered into a royalty agreement with Nihon Millipore, which provides Nihon Millipore the right to use certain intellectual property that was developed by Nihon Mykrolis in connection with its bioscience business prior to the Separation from Millipore. As a result of this agreement, $350 and $394 in royalty income from Millipore was recognized and recorded in other income (expense), net for the nine months ended October 2, 2004 and September 27, 2003, respectively. Millipore has advised us that it intends to discontinue manufacturing activities in Japan. As a result, we expect to lose substantially all benefits relating to these arrangements including the related intellectual property royalty income in late 2004. We anticipate partially offsetting this loss by additional cost reductions in Japan and new lease agreements for a portion of the manufacturing space at our Yonezawa site.

Income Tax Expense

For the nine months ended October 2, 2004, the Company recorded income tax expense of $7,710 on consolidated pre-tax income of $29,715, yielding an annual effective tax rate of 26%. Income tax expense is primarily related to the Company’s foreign operations and results from its overall geographic mix of income, including tax benefits relating to U.S. net operating losses for which no tax benefit had been previously taken. For the nine months ended September 27, 2003, the Company recorded income tax expense of $4,635 with respect to certain foreign operations on a consolidated pre-tax loss of $7,125, yielding an effective tax rate of negative 65%.

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

During the nine months ended October 2, 2004, the Company paid $255 for severance costs and $1,314 for leasehold/other costs consisting of lease payments, utility expenses, property taxes and general maintenance costs associated with the vacant Bedford, MA facility. We recorded $118 of accretion to selling, general and administration expenses during the nine months ended October 2, 2004 as a non-cash increase in the restructuring reserve as a result of originally recording the liability at present value. In addition, during the nine months ended October 2, 2004, changes to prior estimates occurred resulting in the reversal of $88 in employee severance costs. This change in estimate was primarily due to lower than expected severance benefits paid.

As of October 2, 2004, the Company’s total accrued restructuring costs amount to $1,994 of which $116 relates to severance costs for terminated employees that will be paid by the first quarter of 2005, and $1,878 to facility costs, primarily for the leased facility in Bedford, MA, which will be substantially paid by the fourth quarter of 2005.

These restructuring initiatives were expected to generate annual savings of approximately $22 million through reduced payroll costs, facility-related costs and depreciation expense. These savings are reflected in costs of sales, selling, general and administrative expenses and research and development expenses. For further details, see Note 15 of the accompanying notes to the consolidated financial statements included elsewhere in this report.

Liquidity and Capital Resources

During the nine months ended October 2, 2004, net cash provided by operating activities was $26,938 compared to $5,305 during the nine months ended September 27, 2003 due primarily to the increased level of business activity. In the first nine months of 2004, cash provided by operating activities related to our net income of $22,005 and changes in working capital consisting primarily of increases in accounts payable of $504 and accrued expenses of $13,517 offset by increases in accounts receivable of $11,778 and inventory of $4,016. Cash used in operating activities in the first nine months of 2003 was derived primarily from our net loss of $11,760 offset by the increase in accounts payable of $1,140, a decrease in inventory of $2,294 and non-cash charges for depreciation and amortization of $8,392 and restructuring and other charges of $561. Net working capital at October 2, 2004 totaled $155,094 including $91,691 in cash and cash equivalents and $19,265 in short-term investments.

During the nine months ended October 2, 2004, cash flows used in investing activities were $15,208 compared to $20,346 during the nine months ended September 27, 2003. During the quarter ended October 2, 2004, we completed the acquisition of Bentec Scientific LLC, a privately held manufacturer of polyvinyl alcohol (“PVA”) roller brushes used in post-chemical mechanical polishing (“CMP”) clean applications. The purchase price was $10,441 including a deposit of $3,002 paid during the fourth quarter of 2003. The transaction also includes agreements for the seller to manufacture products for us at raw material cost until January 2005 and for us to pay an aggregate of $400 for research and development services over three years plus up to $2,075 for new product developments when and if delivered. In addition, for the nine months ended October 2, 2004, we used $5,320 for the purchase of long-term marketable securities compared to $14,477 during the nine months ended September 27, 2003, as we continue to invest in longer-term high-grade instruments to yield higher returns on our cash balances. In addition, capital expenditures for the nine months ended October 2, 2004 totaled $2,449 compared to $2,867 for the nine months ended September 27, 2003. We expect capital spending to be approximately $6,000 for the year 2004

During the nine months ended October 2, 2004, cash flows provided by financing activities were derived from $9,227 from the issuance of common stock under our employee stock purchase and stock option plans, $1,255 of proceeds from our tax sharing agreement with Millipore and a decrease of $289 in restricted cash related to stand-by letters of credit in connection with our Billerica facility lease offset by $59 in capital lease payments.

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

Contractual Obligations

The following table summarizes the payments due for specific contractual obligations. These amounts are as of October 2, 2004,

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More that 5 Years
Operating leases	$43,004	$10,427	$12,564	$7,467	$12,546
Operating subleases	(2,057)	(1,818)	(239)	—	—
Capital leases	74	74	—	—	—
Purchase obligations (1)	11,008	11,008	—	—	—
Pension obligations	8,723	1,361	438	1,009	5,915

Total	$60,752	$21,052	$12,763	$8,476	$18,461

(1)	Purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transactions. The amounts are based on our contractual commitments; however, it is possible we may be able to negotiate lower payments if we choose to exit these contracts earlier.

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

Pursuant to the terms of the lease for our vacated Bedford, Massachusetts facility, the landlord has an option to sell the facility to us at any time prior to November 2005, the end of the lease term, at 90% of the then current market value, excluding the value of the lease. The landlord has informed us that it is currently assessing the alternatives available under this lease. Should the landlord decide to exercise the option to sell the facility to us, the lease provides that the sale to us of this facility is to be completed within twelve months following the date of exercise during which time interest on the purchase price will accrue, offset by rent paid under the lease. We estimate that the current fair market value of the facility is between $7,200 and $8,700. The landlord has informed us that it believes that the fair market value of the facility is substantially in excess of this range.

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

In December 2003, the FASB issued FASB Interpretation No. 46-R (“FIN 46-R”) a revised interpretation of FASB Interpretation No 46 (“FIN 46”). FIN 46-R requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46-R are effective immediately for all arrangements entered into after January 31, 2003. For all arrangements entered into after January 31, 2003, we are required to continue to apply FIN 46-R through the end of the first quarter of fiscal 2004. We do not have any equity interests that would change our current reporting or require additional disclosures outlined in FIN 46-R. For arrangements entered into prior to February 1, 2003, we are required to adopt the provisions of FIN 46-R in the first quarter of fiscal 2004. We do not have any equity interests entered into prior to February 1, 2003 that would change our current reporting or require additional disclosures outlined in FIN 46-R.

Forward Looking Statement Disclaimer

The matters discussed herein, as well as in future oral and written statements by management of Mykrolis Corporation that are forward-looking statements, are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. When used herein or in such statements, the words “anticipate”, “believe”, “estimate”, “expect”, “hope”, “may”, “will”, “should” or the negative thereof and similar expressions as they relate to Mykrolis, its business or its management are intended to identify such forward-looking statements. Potential risks and uncertainties that could affect Mykrolis’ future operating results include, without limitation, the risk that the industry recovery may be weaker and/or shorter than past recoveries, our inability to meet increasing demands for our products from our key customers; increased competition in our industry resulting in downward pressure on prices and reduced margins, as well as those risks described under the headings “Risks Relating to our Business and Industry”, “Risks Related to Securities Markets and Ownership of Our Securities,” and “Risks Related to our Separation from Millipore” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and the risks described in our other reports and filings with the Securities and Exchange Commission.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our exposure to foreign currency exchange rate risk is managed on an enterprise-wide basis. We do not currently hold any derivative financial instruments and continue to evaluate our future hedging strategy. We sell our products in many countries and a substantial portion of our net sales and a portion of our costs and expenses are denominated in foreign currencies. Approximately 72% of our net sales in the nine months ended October 2, 2004 were derived from customers located outside of the U.S., principally in Asia including Japan, where we also manufacture some of our products. This exposes us to risks associated with changes in foreign currencies that can adversely impact revenues, net income and cash flow. In addition, we are potentially subject to concentrations of credit risk, principally in accounts receivable, since historically we have relied on a limited number of customers for a substantial portion of our net sales. We perform ongoing credit evaluations of our customers and we generally do not require collateral. Our major customers are large, well-established microelectronics companies that have historically paid their account balances with us.

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

During the quarterly period ended October 2, 2004 there have been no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

On March 3, 2003 the Company filed a lawsuit against Pall Corporation in the United States District Court for the District of Massachusetts alleging infringement of two of the Company’s U.S. Patents by a fluid separation device known as the Pall Photo Kleen EZD-2 filter assembly manufactured and sold by the defendant. The Company’s lawsuit also sought a preliminary injunction preventing the defendant from the manufacture, use, sale, offer for sale or importation into the U.S. of the infringing product. After a hearing on Mykrolis’ request for a preliminary injunction, the United States District Court for the District of Massachusetts issued a preliminary injunction against Pall Corporation on April 30, 2004 and ordered Pall to immediately stop making, using, selling, or offering to sell within the US, or importing into the U.S., its PhotoKleen EZD-2 Filter Assembly products or “any colorable imitation” of those products. On June 21, 2004, the Company filed a motion with the Court to hold Pall Corporation in contempt of court for failing to comply with the terms of the preliminary injunction; a hearing on this motion was held on July 14, 2004. On August 13, 2004, Pall Corporation filed a motion to dissolve the preliminary injunction; a hearing on this motion was held on October 28, 2004.

Item 6.	Exhibits

a.	Exhibits

Exhibit 10.1	Intellectual Property Purchase and Sale Agreement by and between Bentec Scientific LLC and Mykrolis Corporation‡

Exhibit 10.2	Asset Purchase and Sale Agreement by and between Bentec Scientific LLC and Mykrolis Corporation‡

Exhibit 31.1	Certification Required by Rule 13a-14(a) by C. William Zadel

Exhibit 31.2	Certification Required by Rule 13a-14(a) by Bertrand Loy

Exhibit 32.1	Certification of Chief Executive Officer and of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

‡	Mykrolis Corporation agrees to furnish supplementally to the Commission a copy of any omitted schedule or exhibit to such agreement upon request by the Commission

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MYKROLIS CORPORATION

Registrant

Date	November 10, 2004	/s/ Bertrand Loy
Bertrand Loy
Vice President and Chief Financial Officer

Date	November 10, 2004	/s/ Robert Hammond
Robert Hammond
Corporate Controller