Form 10-K
period 2004-12-31
MYKROLIS CORP
filed 2005-03-11
CIK 1133082

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004 or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☒    No  ☐

As of July 2, 2004, the aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant was approximately $692,438,997 based on the closing price on that date on the New York Stock Exchange.

As of February 1, 2005 41,961,602 shares of the registrant’s Common Stock were outstanding.

Documents Incorporated by Reference

Document	Incorporated into Form 10-K
Definitive Proxy Statement, dated March 28, 2005	Part III

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

We offer a diverse product line, grouped in 450 product categories, including both consumable products and equipment products.

•	We offer more than 3,000 consumable products. Our consumable products are used by our customers in the manufacturing process and require periodic replacement to maintain the purity and precision of the manufacturing process. These products use a number of purification technologies to remove particles, ions and molecules from liquid and gas streams.

•	Our equipment products include components, systems and subsystems that use electro-mechanical, pressure differential and related technologies, to permit semiconductor and other electronics manufacturers to monitor and control the flow and condition of process liquids and gases, as well as vacuum systems used in these manufacturing processes.

During the third quarter of 2004 Mykrolis acquired the business and certain of the assets of Bentec Scientific, LLC, a privately held company that developed, manufactured and marketed polyvinyl alcohol roller brushes for use in post chemical mechanical planarization (“CMP”) process cleaning applications. The Bentec products supplement our consumable product offerings for semiconductor applications. Bentec’s results of operations are included in our consolidated financial statements since August 12, 2004, the date of purchase.

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

Chemical Mechanical Planarization.    CMP flattens, or planarizes, the topography of the film surface to permit the patterning of small features on the resulting smooth surface by the photolithography process. Semiconductor manufacturers need filtration and purification systems to maintain acceptable manufacturing yields through the chemical mechanical planarization process by filtering the liquid slurries, which are solutions containing abrasive particles in a chemical mixture, to remove oversized particles and contaminants that can cause defects on a wafer’s surface while not affecting the functioning of the abrasive particles in the liquid slurries. In addition, manufacturers use consumable roller brushes to clean the wafer after completion of the CMP process to prepare the wafer for subsequent operations.

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

Comprehensive and Diverse Product Offerings.    The semiconductor manufacturing industry is driven by rapid technological changes and intense competition. We believe that semiconductor manufacturers are seeking process control suppliers who can provide a broad range of reliable, flexible and cost effective products, as well as the technological and application design expertise necessary to deliver effective solutions. Our comprehensive product offering enables us to meet a broad range of customer needs and provide a single source of flexible product offerings for semiconductor device and capital equipment manufacturers as they seek to consolidate their supplier relationships to a smaller select group. In addition, we believe manufacturers of semiconductor tools are looking to their suppliers for subsystems that provide more integrated functionality and that can seamlessly communicate with other equipment. We believe our offering of consumables and equipment, as well as our ability to integrate them, allows us to provide advanced subsystems.

Diversified Revenue Stream.    We target a diversified revenue stream by balancing our sales of component and subsystem equipment products with sales of our consumable products. Our consumable products provide a relatively more stable and recurring source of revenue in an otherwise cyclical industry. Our equipment products, which are generally driven by such factors as the construction and expansion of semiconductor manufacturing facilities and the retrofitting and renovation of existing semiconductor facilities, position us to benefit from increases in capital spending that typically occur during industry upturns.

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

Strong Customer Base.    We have established ongoing relationships with many leading original equipment manufacturers and materials suppliers in our key markets. These industry relationships have provided us with the opportunity for significant collaboration with our customers at the product design stage which has facilitated our ability to introduce new products and applications that meet our customers’ needs. For example, we work with our key customers at the pre-design and design stage to identify and respond to their requests for current and future generations of products. We target opportunities to offer new technologies in emerging applications, such as copper plating, chemical mechanical planarization, wet- dry cleaning systems and photolithography. We believe that our large customer base will continue to be an important source of new product development ideas.

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

Strategic Acquisitions, Partnerships and Related Transactions.    We plan to pursue strategic acquisitions and business partnerships that enable us to address gaps in our product offerings, secure new customers, diversify into complementary product markets or broaden our technological capabilities and product offerings. During the third quarter of 2004 Mykrolis acquired the business and certain of the assets of Bentec Scientific, LLC, a privately held company that developed, manufactured and marketed polyvinyl alcohol roller brushes for use in post-CMP cleaning applications. During the fourth quarter of 2003, we acquired the business and certain of the assets and liabilities of Aeronex, Inc., a privately held company that developed, manufactured and marketed gas purification components and systems. In addition, we are continuously evaluating opportunities for strategic alliances and joint development efforts with key customers and other industry leaders. In addition, as the dynamics of the markets that we serve shift, we will re-evaluate the ability of our existing businesses to provide value added solutions to those markets in a manner that contributes to our achieving our objectives; in the event that we conclude that a business is not able to do this, we expect to restructure or replace that business.

Products

Our products include consumable products and equipment products that are used in the manufacture of semiconductors and other high precision electronic devices. Our consumable products include liquid filtration and purification products and gas filtration and purification products as well as other filtration components, PVA brush rollers and service programs. Our equipment products include precision liquid dispense systems, mass flow and pressure controllers, gas purification systems and vacuum gauges. These products are used by customers in manufacturing operations to remove contaminants in liquid and gas processes, to purify liquids and gases, to measure and control flow rates and to control and monitor pressure and vacuum levels during the manufacturing process. In addition, we integrate consumable and equipment components into subsystems that provide our customers with an integrated solution to a particular liquid and gas delivery problem. Consumable products, including service revenue, accounted for 69%, 71% and 65% of our net sales for the years ended December 31, 2004, 2003, and 2002, respectively, and equipment products accounted for 31%, 29% and 35%, respectively, of our net sales in these same periods. In each of these periods liquid filtration and purification products accounted for more than two-thirds of our net sales from consumable products. For the years ended December 31, 2004, 2003 and 2002, our gas delivery products accounted for approximately 56%, 55% and 54%, respectively, of our net sales from equipment products. Our two product classes include the following specific product types:

Consumable Products

Our consumable product class includes membrane based liquid filters and housings, metal based gas filters and resin based gas purifiers, which purify the process fluids used in the semiconductor manufacturing process as well as PVA roller brushes for use in post CMP cleaning applications. The key drivers of demand for our consumable products include the utilization rate of semiconductor fabrication facilities, the number of semiconductor wafers being manufactured and the timing of semiconductor plant preventative maintenance programs during which filters are usually replaced.

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

PVA Roller Brush Products

Our PVA roller brush products, acquired from Bentec Scientific LLC during the third quarter of 2004, are used to clean the wafer following the chemical mechanical planarization process. This process uses abrasive liquid slurries to planarize the wafer after which a haze of slurry residue remains on the wafer and must be cleaned in preparation for subsequent operations. This cleaning process is integrated into advanced CMP tools and is effected by a cleaning solution being run through a PVA roller brush that rotates to remove the slurry residue from the surface of the wafer. Our unique Planacore™ PVA roller brush is molded on the core to allow easy installation that reduces tool downtime and a dimensionally stable product that provides consistent wafer to wafer cleaning performance.

Equipment

Our equipment product class includes precision liquid dispense systems, mass flow and pressure controllers, gas purification systems and vacuum gauges as well as other equipment components. The key drivers of demand for our equipment products include the expansion and construction of semiconductor fabrication facilities, retrofitting and renovation of existing semiconductor production equipment and the installation of new processes in semiconductor fabrication facilities.

Liquid Delivery Systems

Our proprietary photochemical filtration and dispense systems integrate our patented two-stage, filter device and valve control technologies. We believe that we offer the microelectronics industry the only dispense systems with integrated filtration capability and that our proprietary patented two-stage technology has a significant advantage over conventional single-stage technology. Our two-stage technology permits the filtering and dispense functions to operate independently so that filtering and dispensing of photochemicals can occur at different rates, reducing the differential pressure across the filter, conserving expensive photochemicals and resulting in reduced defects in wafers. As described above, we offer a line of proprietary filters specifically designed to efficiently connect with these systems. Our patented digital valve control technology improves chemical uniformity on wafers and improves ease of optimized system operation. In addition, our integrated high precision liquid dispense systems enable uniform application of photoresists for the spin-coating process where uniformity is measured in units of Angstroms, a tiny fraction of the thickness of a human hair.

Gas Delivery Products and Purification Systems

We offer a wide variety of gas delivery and purification products to meet the stringent requirements of semiconductor processing, including mass flow controllers, transducers, vacuum gauges, valves and controllers and gas purification systems.

Our mass flow controllers automatically and precisely measure and control the flow rates of multiple liquids and gases into the semiconductor tool process chamber in order to maintain circuit quality, reduce maintenance requirements and prolong the life of the equipment used in the manufacturing process. We have also developed pressure-based mass flow controllers, which measure and control the liquids and gases by controlling the pressure applied to these fluids. Our IntelliFlow™ product platform combines our gas measurement and control products with the DeviceNet™ communications protocol to provide a digital solution to achieve advanced process control and network communications to provide real time feedback as to gas measurement and control performance, thereby minimizing costly unscheduled down time. We believe that our newly introduced Intelliflow(R)3XP™ mass flow controller, a pressure insensitive mass flow controller, demonstrates improved performance, embedded diagnostics and user programmability for gases and flow ranges, is the technological leader in the market.

Our Aeronex Gas Purification Systems contain dual resin beds providing a continuous supply of purified gas without process interruption. These gas purification systems are capable of handling higher flow rates and longer duty cycles than cartridge purifiers.

We also offer other equipment components including: transducers to measure the pressure in the process gas feed line and of the process fluids during semiconductor manufacturing; vacuum gauges to directly measure the level of pressure in the process chamber and between the process chamber and a pump and. vacuum controllers to receive signals from the vacuum gauges and provide the necessary control signals to the vacuum valves in order to maintain precise processing parameters.

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

Customers and Markets

Our major customer groups include integrated circuit device manufacturers, original equipment manufacturers that provide equipment to integrated circuit device manufacturers, gas and chemical manufacturing companies and manufacturers of high precision electronics.

Our most significant customers based on sales in 2004 include industry leaders, such as Applied Materials, Inc., Dainippon Screen Manufacturing Co., Ltd., Samsung Electronics Co., Ltd., Taiwan Semiconductor

Manufacturing Co. Ltd., Tokyo Electron Limited and UMC Group. We also sell our products to flat panel display original equipment manufacturers, materials suppliers and end-users. The major manufacturers for flat panel displays and flat panel display equipment are concentrated in Japan, Korea and other parts of Asia.

In 2004, 2003 and 2002, net sales to our top ten customers accounted for approximately 38%, 34% and 35%, respectively, of our net sales. During those same periods, our largest single customer accounted for approximately 14%, 11% and 13%, respectively, of our net sales and international net sales represented approximately 74%, 73% and 69%, respectively, of our net sales. Over 2,700 customers purchased products from us during 2004.

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

Sales and Marketing

We sell our products worldwide primarily through our own direct sales force located in twelve offices in all major semiconductor markets, as well as through independent distributors elsewhere. As of December 31, 2004, our sales and marketing force consisted of approximately 207 employees worldwide. Our direct sales force is supplemented by independent sales representatives and agents.

Our marketing efforts focus on our “push/pull” marketing strategy in order to maximize our selling opportunities. We work with original equipment manufacturers to persuade them to design tools that require our products and we create end user “pull” demand by persuading semiconductor manufacturers to specify our products. Our industry relationships have provided us with the opportunity for significant collaboration with our customers at the product design stage that has facilitated our ability to introduce new products and applications that meet our customers’ needs. In addition, we are constantly identifying for our customers the variety of analytical, purification and process control challenges which may be addressed by our products. Further, we adapt our products and technologies to resolve process control issues identified by our customers. Our sales representatives provide our customers with worldwide support and information about our products.

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

Research and Development

Our aggregate research and development expenses in 2004, 2003 and 2002 were $25.7 million, $19.1 million and $19.7 million, respectively. As of December 31, 2004, we had approximately 106 employees in engineering, research and development. In addition, we have followed a practice of supplementing our internal research and development efforts by licensing technology from unaffiliated third parties and/or acquiring distribution rights with respect thereto when we believe it is in our long-term interests to do so.

To meet the global needs of our customers, we have research and development capabilities in the United States and Japan. Our research and development efforts are directed toward developing and improving our technology platforms for semiconductor and advanced processing applications and identifying and developing products for new applications for which fluid management plays a critical role. Key elements of our 2004, 2003 and 2002 research and development expenses were related to the development of the new product platforms to meet the manufacturing needs for 90 and 65 nanometer semiconductor devices. Driven by the proliferation of new materials and chemicals in the manufacturing processes and increased needs for tighter process control for 300mm wafers, investments were made for new contamination control products in the area of copper interconnects, deep ultra-violet (DUV) photolithography; and chemical and gas management technologies for advanced wafer cleans, deposition and etch equipment. Additional investments were made in the area of advanced process control, monitoring and diagnostics capabilities for future generations of semiconductor manufacturing processes. We have undertaken an initiative to involve our marketing, engineering, manufacturing and sales personnel in the development of new products in order to reduce the time to market for new products. Our employees also work closely with our customers’ development personnel. These relationships help us identify and define future technical needs on which to focus our research and development efforts. In addition, we participate in Semiconductor Equipment and Materials International (SEMI), a consortium of semiconductor equipment suppliers. We also support research at academic and other institutions targeted at advances in materials science and semiconductor process development. Finally we continue to maintain a membrane research agreement with Millipore that was entered into at the time of our separation from Millipore and continues in effect through March 31, 2006.

Patents and Other Intellectual Property Rights

We rely on a combination of patent, copyright, trademark and trade secret laws and license agreements to establish and protect our proprietary rights. We maintain 142 U.S. issued and enforceable patents, 232 issued and enforceable foreign patents, including counterparts to U.S. filings, 105 pending U.S. patent applications, 24 pending filings under the Patent Cooperation Treaty not yet nationalized and 320 pending foreign patent applications. While we believe that patents may be important for aspects of our business, such as our patents related to photoresist dispense pumps, polymeric membranes and surface chemistries, gas filters and purifiers, gas and liquid contactors, fluid control processes, mass flow controllers and our Connectology™ products, which U.S. patents expire between 2005 and 2024, we believe that our success also depends more upon close customer contact, innovation, technological expertise, responsiveness and worldwide distribution. Additionally, while our patented technology may delay or deter a competitor in offering a competing product, we do not believe that our patent portfolio functions as a barrier to entry for any of our competitors. In addition, while we license and will continue to license technology used in the manufacture and distribution of products from third parties, except as described in the “Risks Related to our Separation from Millipore” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 below, which information is hereby incorporated by reference, these licenses are not currently related to any of our core product technology.

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

Employees

As of February 1, 2005, we had approximately 1,077 full-time employees, including approximately 106 in engineering, research and development and approximately 270 in sales and marketing as well as 179 temporary employees. Given the variability of business cycles in the semiconductor industry and the quick response time required by our customers, it is critical that we be able to quickly adjust the size of our production staff to maximize efficiency. Therefore, we use skilled temporary labor as required.

None of our employees are represented by a labor union or covered by a collective bargaining agreement other than statutorily mandated programs in European countries.

Information About Our Operating Segment

The Company operates in one reportable business segment that develops, manufactures and sells consumables and capital equipment products to semiconductor manufacturing companies and other companies using similar manufacturing processes, as well as Original Equipment Manufacturer (“OEM”) suppliers to those companies. In 2004, 2003 and 2002 approximately 74%, 73% and 69%, respectively, of our net sales were made to customers outside North America. Industry and geographic segment information is discussed in Note 14 to the Mykrolis Corporation Consolidated Financial Statements (the “Financial Statements”) included in Item 8 below, which Note is hereby incorporated herein by reference.

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

Executive Officers of Mykrolis

The following is a list, as of February 1, 2005, of the Executive Officers of Mykrolis. All of the officers of Mykrolis Corporation listed below were elected to serve until the first Directors Meeting following the 2005 Annual Stockholders Meeting.

Name	Age	Office	First Elected To Office
Corporate Officers
Gideon Argov	48	Chief Executive Officer	2004
Jean-Marc Pandraud	51	President and Chief Operating Officer	2001
Bertrand Loy	39	Vice President, Treasurer and Chief Financial Officer	2001
Peter W. Walcott	58	Vice President, Secretary & General Counsel	2001
Peter S. Kirlin	44	Vice President—Business Development	2004
Fred E. Faulkner	58	Vice President—Worldwide Manufacturing	2001
Takashi Mizuno	44	Vice President; President Nihon Mykrolis KK	2001
Gerry Mackay	42	Vice President; Worldwide Sales and Marketing	2003
Jieh Hwa Shyu	51	Vice President & Chief Technology Officer	2003

Non-Corporate Executive Officers
Sharon Pinto	51	Vice President—Human Resources	2003

Gideon Argov has been our Chief Executive Officer and a director since November 2004. Prior to joining Mykrolis, Mr. Argov was a Special Limited Partner at Parthenon Capital, a Boston-based private equity partnership, since 2001. He served as Chairman, Chief Executive Officer and President of Kollmorgen Corporation from 1991 to 2000. From 1988 to 1991 he served as Chief Executive Officer of High Voltage Engineering Corporation. Prior to 1988, he led consulting engagement teams at Bain and Company. He is a director of Helix Technology, Inc. and Fundtech Corporation.

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

Peter S. Kirlin has been our Vice President—Business Development since June of 2004. Prior to joining us he served Dupont Photomasks, Inc. as Chairman of the Board and Chief Executive Officer from May 2000 until July 2003. From 1988 until May 2000, Mr. Kirlin held various positions with ATMI, Inc., a supplier of materials, equipment and services used in the manufacture of semiconductors, most recently as Group Vice President, Technologies and Services. From 1986 to 1988, he worked at American Cyanamid Corporation as a project leader and conducted post-graduate research projects at the University of Munich’s Institute of Physical Chemistry. Mr. Kirlin also serves as a director of Akrion, Inc. a supplier of single wafer and batch immersion cleaning tools for the semiconductor industry.

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

Sharon Pinto has been our Vice President-Human Resources since June of 2003 and was designated as an Executive Officer by our Board of Directors in October 2003. Prior to joining us Ms. Pinto had served as the Director of Human Resources at Maxtor Corporation since April 2002. From January 2001 until April 2002, Ms. Pinto was the Director of Human Resources at Tilion Inc and from January 1999 until December of 2000 she served as the Global Human Resource Director of Lionbridge Technologies Inc. Prior to that Ms. Pinto was a Senior Human Resources Manager at Polaroid Corporation.

Available Information

Our Annual Report on Form 10-K, our quarterly reports on Form 10-Q and any current reports on Form 8-K that we may file or furnish to the S.E.C. pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934 as well as any amendments to any of those reports are available free of charge on or through our website as soon as reasonably practicable after we file them with or furnish them to the S.E.C. electronically. Our website is located at http://www.Mykrolis.com; these reports can be found under “Investor Relations—SEC Filings”. In addition, the SEC maintains a website containing these reports that can be located at http://www.SEC.gov. These reports may also be read and copied at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

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

Item 2.    Properties.

Our principal executive offices are located in Billerica, Massachusetts. We also have manufacturing and design facilities in the United States and Japan. Information about these facilities is set forth below:

Location	Principal Function	Approximate Square Feet	Leased/ Owned
Billerica, Massachusetts	Executive Offices, Research & Manufacturing	175,000	Leased[1]
Allen, Texas	Research & Manufacturing	178,000	Leased[2]
Yonezawa, Japan	Manufacturing	166,000[3]	Owned

[1]	This lease expires March 31, 2014, but is subject to two five year renewal options.
[2]	This lease expires May 31, 2008, but is subject to two five year renewal options.
[3]	Includes 29,000 square feet leased by Millipore through 2004 and 27,000 square feet that were leased to Millipore until August 2003; this space is currently partially subleased.

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

We lease approximately 4,200 square feet of manufacturing space in Millipore’s facility located at 80 Ashby Road, Bedford, MA under a transitional services agreement that expires March 31, 2006. We also lease approximately 21,000 square feet of research and development and manufacturing space in two buildings located in San Diego, California which we assumed pursuant to our acquisition of Aeronex, Inc. described above. The leases for this space expire in December 2006.

We maintain a worldwide network of sales and service centers, including two in the United States, three in Europe (two in Germany and one in France), two in Japan and four in other parts of Asia (Taiwan, Singapore, China (Shanghai) and Korea). Leases for our facilities expire between February 2005 and March 2014. We currently expect to be able to extend the terms of expiring leases or to find suitable replacement facilities on reasonable terms.

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

Item 3.    Legal Proceedings.

On March 3, 2003 we filed a lawsuit against Pall Corporation in the United States District Court for the District of Massachusetts alleging infringement of two of the Company’s U.S. patents by a fluid separation device known as the Pall Photo Kleen EZD-2 filter assembly manufactured and sold by the defendant. Our lawsuit also sought a preliminary injunction preventing the defendant from the manufacture, use, sale, offer for sale or importation into the U.S. of the infringing product. On March 24, 2003 defendant filed an answer denying that its fluid separation device infringed our patents; defendant also filed a counterclaim seeking a dismissal of the Company’s lawsuit, a decree that our patents are invalid and/or not infringed and costs incurred in conducting the litigation. On April 30, 2004, the court issued a preliminary injunction against Pall Corporation and ordered Pall to immediately stop making, using, selling, or offering to sell within the U.S., or importing into the U.S., its PhotoKleen EZD-2 Filter Assembly products or “any colorable imitation” of those products. On June 21, 2004, the Company filed a motion with the court to hold Pall Corporation in contempt of court for failing to comply with the terms of the preliminary injunction. Subsequently, Pall filed a motion to dissolve the preliminary injunction based on two Japanese publications that it alleged raised questions as to the validity of the Company’s patents. On January 18, 2005, the United States District Court of Massachusetts issued an order holding Pall Corporation in contempt of court for the violation of the preliminary injunction and ordering Pall to disgorge all profits earned from the sale of its PhotoKleen EZD-2 Filter Assembly products and colorable imitations thereof from the date the preliminary injunction was issued through January 12, 2005. In addition, Pall was also ordered to reimburse Mykrolis for certain of its attorney’s fees associated with the contempt and related proceedings. The Court’s order also dissolved the preliminary injunction, effective January 12, 2005. On February 17, 2005, the Company filed a notice of appeal to the U.S. Circuit Court of Appeals for the Federal Circuit appealing the portion of the Court’s order that dissolved the preliminary injunction and Pall filed a notice of appeal to that court with respect to the finding of contempt.

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

PART II

Item 5.    Market for Mykrolis’ Common Stock, and Related Stockholder Matters.

Mykrolis’ Common Stock, $0.01 par value, has traded on the New York Stock Exchange under the symbol “MYK” since August 10, 2001. The following table sets forth, for the indicated fiscal periods, the high and low sales prices of Mykrolis’ Common Stock (as reported on the New York Stock Exchange Composite Tape). As of February 1, 2005 there were approximately 2,181 shareholders of record.

	Range of Stock Prices
	2004		2003
	High	Low	High	Low
First Quarter	$17.98	$12.85	$9.31	$6.25
Second Quarter	$17.50	$12.89	$11.47	$7.25
Third Quarter	$16.20	$8.09	$14.45	$9.80
Fourth Quarter	$14.40	$9.31	$16.83	$12.00

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

Item 6.    Selected Financial Data.

The following table sets forth selected historical financial information derived from our audited consolidated and combined balance sheets and statements of operations as of and for the years ended December 31, 2004, 2003, 2002, 2001 and 2000. Our combined financial statements for periods prior to March 31, 2001 include amounts that have been derived from the consolidated financial statements and accounting records of Millipore using the historical results of operations and historical basis of assets and liabilities of our business. The selected historical financial information for the years ended December 31, 2001 and 2000 includes allocations of Millipore corporate expenses related to our business, including centralized research and development, legal, accounting, employee benefits, officers’ salaries, real estate, insurance, information technology services, distribution, treasury and other Millipore corporate and infrastructure costs. These expense allocations were determined on a basis that Millipore and we considered to be a reasonable reflection of the utilization of services provided or the benefit received by us. However, the consolidated and combined financial information included herein may not necessarily reflect our operating results, financial position and cash flows in the future or what they would have been had we been a separate, stand-alone entity during all periods presented.

You should also read our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated and combined financial statements and related notes included elsewhere in this document for a further explanation of the financial data summarized here.

	2004	2003	2002	2001	2000
	(In thousands, except per share data)
Statement of Operations Data:
Net sales	$289,230	$185,898	$178,449	$215,274	$355,540
Cost of sales	151,321	105,269	118,783	137,621	174,545

Gross profit	137,909	80,629	59,666	77,653	180,995
Selling, general and administrative expenses	75,737	64,795	67,809	80,724	96,469
Research and development expenses	25,739	19,110	19,685	19,837	23,175
Restructuring and other charges	(213)	2,111	5,182	17,478	(320)

Operating income (loss)	36,646	(5,387)	(33,010)	(40,386)	61,671
Other income (expense), net	2,289	2,260	3,367	(1,096)	(1,395)

Income (loss) before income taxes	38,935	(3,127)	(29,643)	(41,482)	60,276
Income tax expense	9,338	4,977	2,118	26,145	22,905

Net income (loss)	$29,597	$(8,104)	$(31,761)	$(67,627)	$37,371

Basic income (loss) per share	$0.71	$(0.20)	$(0.80)	$(1.92)	$1.15
Shares used in computing basic income (loss) per share	41,491	39,939	39,628	35,262	32,500	(2)
Diluted income (loss) per share	$0.68	$(0.20)	$(0.80)	$(1.92)	$1.15
Shares used in computing diluted income (loss) per share	43,240	39,939	39,628	35,262	32,500	(2)

	December 31,
	2004	2003	2002	2001	2000
	(In thousands)
Balance Sheet Data:
Working capital (1)	$171,266	$113,663	$116,285	$153,526	$130,037
Total assets	350,968	283,755	267,189	289,490	299,031
Millipore’s invested equity	—	—	—	—	246,489
Shareholders’ equity	271,515	223,028	212,644	243,547	—

(1)	Working capital is total current assets less total current liabilities.
(2)	Shares were authorized, issued and outstanding and were owned by Millipore.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(In thousands except share and per share data)

You should read the following discussion and analysis of our financial condition and results of operations with the consolidated financial statements and the accompanying notes to the consolidated financial statements included elsewhere in this document. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of this Item 7. Our actual results may differ materially from those contained in any forward-looking statements.

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

The principal market we serve is the global semiconductor industry, a highly cyclical business which experienced a significant downturn that resulted in deterioration in our net sales and results of operations during the period from 2001 to 2003. This downturn had the greatest impact on our sales of liquid and gas equipment products, as new semiconductor plant construction and upgrades declined. Net sales of our consumable products, which tend to be driven by capacity utilization also declined during this period, although less drastically, and benefited from the recovery of the volume of semiconductor wafers being built in 2003. Commencing during the fourth quarter of 2003 and continuing through the fourth quarter of 2004, we experienced improved business conditions, which had a positive impact on our sales growth and profitability. During the third quarter of 2004 this recovery began to soften, as key OEM customers announced order delays and reduced booking rates and there was a pause in the growth of wafer starts. The outlook for 2005 is currently unclear; however, should business conditions signal a downturn, we intend to take appropriate actions to maintain profitability at reduced sales levels.

As the depth of the semiconductor downturn continued from 2001 into 2002, product demand deteriorated causing lower overhead absorption due to the reduced production volumes and a resulting decrease in gross profit margins from 36.1% to 33.4%. As business activity started to recover and we started to benefit from our manufacturing consolidation and restructuring programs during 2003, gross profit margins increased to 43.4%. In 2004, gross profit margin increased further to 47.7% primarily driven by spending efficiency and increased leverage of our manufacturing overhead due to higher demand. We maintained our research and development expenditures during the period at $19,685 in 2002 and $19,110 in 2003 increasing to $25,739 in 2004 as we continued to make investments in a number of new product initiatives, including new chemical filtration products, dispense systems and advanced gas delivery equipment. Cost savings from our restructuring programs in 2001 and 2002 and reductions in discretionary spending throughout the period caused our selling, general and administrative expenses to decline from $67,809 in 2002 to $64,795 in 2003 selling, general and administrative spending increased to $75,737 in 2004 primarily due to increases in incentive compensation related to higher revenue and profitability.

Our operations generated positive cash flows of $7,481 in 2002, $14,927 in 2003 and $44,093 in 2004 as a result of increasing levels of profitability and efforts to effectively manage working capital. Capital expenditures for property, plant and equipment were $17,949 in 2002, $3,755 in 2003 and $4,154 in 2004. Capital expenditures during this period were primarily used for the purchase of production and research and development equipment and the transfer of manufacturing operations from Millipore facilities. Most of our separation-related programs have now been completed. During 2003 and 2004, we also used cash of approximately $7,875 and $7,439, respectively, to acquire certain assets of two privately held businesses, Aeronex, Inc and Bentec Scientific LLC. During 2005, we expect to invest in the range of $10 to $12 million on capital expenditures primarily related to the purchase of manufacturing and R&D equipment. We believe that our cash, investments and expected future cash flows from operations will be sufficient to meet our working capital, capital expenditure, and research and development investment requirements for the next 12 months. However, in order to take advantage of growth opportunities, we may elect to raise capital through equity or debt financing. To that end, we filed a shelf registration statement with the Securities and Exchange Commission, which became effective on November 26, 2003.

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

Products and services purchased from Millipore included in the accompanying consolidated statements of operations are as follows:

	Year Ended December 31,
	2004	2003	2002
Cost of sales	$2,815	$1,986	$3,884
Selling, general and administrative expenses	—	796	3,126
Research and development expenses	94	205	642

Total	$2,909	$2,987	$7,652

In addition, we have agreed to provide transition services to Millipore, for which we have been reimbursed at our cost. These amounts totaled $806, $1,296, and $1,750 in 2004, 2003 and 2002 respectively, related to manufacturing, distribution, research and development services that have been recorded as reductions to our cost of sales, and to our research and development expenses. During 2001, we entered into a royalty agreement with Nihon Millipore, which provides Nihon Millipore the right to use certain intellectual property that was developed by Mykrolis in connection with the bioscience business. As a result of this agreement, $358, $553 and $536 in royalty income from Millipore was recognized and recorded in other income (expense), net for the years ended December 31, 2004, 2003 and 2002, respectively. Millipore discontinued usage of our distribution and research and development services in Japan and vacated our Japanese manufacturing site in late 2004, therefore, intellectual property royalty income ceased in the fourth quarter of 2004. We anticipate to partially offset this loss by additional cost reductions in Japan.

In 2004, 2003 and 2002 we purchased products from Millipore for inclusion in our products sold to third parties totaling $3,986, $3,016 and $2,717, respectively. For 2004, 2003 and 2002, products sold to Millipore by us totaled $1,308, $1,587 and $2,010, respectively.

Critical Accounting Policies and Significant Judgments and Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and significant judgments and estimates, including those related to net sales, accounts receivable, inventories, long-lived assets and goodwill, deferred tax assets, income tax contingencies, warranty obligations, restructuring charges, pension obligations, and litigation contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated financial statements. We have reviewed these policies with the Audit and Finance Committee of our Board of Directors.

Net Sales

Our net sales consist of revenue from sales of products net of trade discounts and allowances. We recognize revenue upon shipment, primarily FOB shipping point, when evidence of an arrangement exists, contractual obligations have been satisfied, title and risk of loss have been transferred to the customer and collection of the resulting receivable is reasonably assured through historical collection results and regular credit evaluations. In most transactions, we have no obligations to our customers after the date products are shipped other than pursuant to warranty obligations. In the event that significant post-shipment obligations or uncertainties exist such as customer acceptance, revenue recognition is deferred as appropriate until we fulfill such obligations or the uncertainties are resolved.

Accounts Receivable

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments based upon specific identification, by customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories

We adjust the cost basis of our inventory to reflect its net realizable value, if lower than cost. We provide reserves for estimated excess and obsolete inventory equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions. We fully reserve for inventories deemed obsolete. We perform quarterly reviews of all inventory items to identify excess and obsolete inventories on-hand by comparing on-hand balances to recent historical usage as well as anticipated or forecasted demand, based upon input from sales, R&D and marketing functions. If estimates of future demand or actual market conditions are less favorable than those previously projected, additional inventory write-downs may be required.

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

For goodwill, we assess fair value by measuring discounted cash flows and comparable company analysis for the applicable underlying reporting unit and test for impairment as the difference between the resulting implied fair value of goodwill compared to its recorded carrying value. Goodwill impairment is tested annually or whenever events and changes in circumstances occur. We adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142 on January 1, 2002; accordingly, goodwill amortization ceased on that date.

The estimates of useful lives and expected cash flows require us to make significant judgments regarding future periods that are subject to some factors outside our control. Changes in these estimates can result in significant revisions to the carrying value of these assets and may result in material charges to the results of operations.

Property, plant and equipment are recorded at cost. Expenditures for maintenance and repairs are charged to expense while the costs of significant improvements, which extend the life of the underlying asset, are capitalized. Assets are depreciated primarily using straight-line methods over estimated useful lives. Upon retirement or sale, the cost of assets disposed and the related accumulated depreciation are eliminated and related gains or losses are reflected in income.

Deferred Tax Assets

Our valuation allowance against the U.S. deferred tax assets are based on an assessment of historical pre-tax income (loss) and projected pre-tax income (loss) for early future periods. In addition, there is a valuation allowance against the deferred tax assets in certain foreign subsidiaries based on our assessment of historical pre-tax income and projected pre-tax income for early future periods. We currently expect there will be sufficient pre-tax income during 2005 to realize deferred tax assets in these foreign subsidiaries. We currently forecast pre-tax income in the U.S. and in addition, we have undertaken tax-planning initiatives designed to generate future U.S. taxable income however due to the early future period uncertainty a full valuation remains on the U.S. deferred tax assets at December 31, 2004. As we continue to generate taxable income in the U.S. against which these tax assets may be applied, some portion or all of the valuation allowance would be reversed and an increase in net income would consequently be reported in future years.

Income Tax Contingencies

Tax contingencies are recorded for probable exposures involving tax positions taken that could be challenged by taxing authorities. These probable exposures result from the varying application of statutes, rules, regulations and interpretations. Our estimate of the value of our tax contingencies contains assumptions based on past experiences and judgments about potential actions by taxing jurisdictions. It is reasonably likely that the ultimate resolution of these matters may be greater or less than the amount that we have accrued.

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

Restructuring Charges

During 2003, 2002 and 2001, we recorded significant charges to operations in connection with our restructuring programs. The related reserves reflect estimates, including those pertaining to severance costs, facility exit costs and asset impairments. We reassess the reserve requirements to complete each restructuring program at the end of each reporting period and record adjustments to reflect changes in prior estimates. Actual experience may be different from these estimates.

Pension Obligations

We have pension costs and credits, which are developed from actuarial valuations. Inherent in these valuations are key assumptions, including discount rates, compensation increases and expected return on plan assets, which are usually updated annually at the beginning of each fiscal year. We consider current market conditions in making these key assumptions. Changes in the related pension costs or credits may occur in the future due to changes in assumptions.

Litigation contingencies

In March of 2003 we filed a lawsuit against Pall Corporation in the United States District Court for the District of Massachusetts alleging infringement of two of the Company’s U.S. Patents by a fluid separation device known as the Pall Photo Kleen EZD-2 filter assembly manufactured and sold by the defendant. Current developments in this litigation are described in Part I, Item 3, of this report.

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

Results of Operations

Operating trends and recent developments

We operate in one reportable business segment that develops, manufactures and sells consumables and capital equipment products to semiconductor fabrication companies and other companies using similar manufacturing processes, as well as OEM suppliers to those companies. The principal market we serve is the global semiconductor industry, a highly cyclical business. From early 2001 until 2003, this industry faced a severe downturn, and as a result, we have experienced significant variations in net sales and results of operations in the periods presented.

Our liquid and gas equipment products were impacted the most by the industry downturn and we have experienced weak demand for these products during 2001, 2002 and a portion of 2003 as new semiconductor fabrication plant constructions and upgrades declined. The semiconductor and related industry capacity utilization started to improve in late 2002 and this trend has continued through 2004, which primarily benefited our consumable products.

Beginning in the fourth quarter of 2003 semiconductor fabrication companies’ increased capacity utilization rates and capacity additions, which significantly improved our business conditions and positively impacted our revenue and profitability levels in 2004. During the third quarter of 2004 our business conditions began to soften as key OEM customers announced order delays and reduced booking rates and key semiconductor manufacturers reported lower wafer starts. The outlook for 2005 is currently unclear; however, should business conditions signal a downturn, we intend to take appropriate actions to maintain profitability at reduced sales levels.

During the third quarter of 2004, we completed the acquisition of Bentec Scientific LLC, a privately held manufacturer of polyvinyl alcohol (“PVA”) roller brushes used in post chemical mechanical planarization (“CMP”) cleaning applications. This acquisition is a key addition to our technology portfolio and expands our consumable product line. In addition, in the fourth quarter of 2003, we acquired the business and certain assets and liabilities of Aeronex, Inc., a privately held company that developed, manufactured and marketed gas purification components and systems. The Aeronex products complement our line of gas purifiers. As part of our business strategy, we expect to continue to address gaps in our product offerings, diversify into complementary markets or pursue additional technology and customers through acquisitions, joint ventures or other types of collaborations. Our results of operations include Bentec and Aeronex results since the date of purchase.

Our results of operations for the years ended December 31, 2004, 2003 and 2002 in dollars and as a percentage of total net sales were as follows:

	Year ended December 31,
	2004	2003	2002
Net sales	$289,230	$185,898	$178,449
Cost of sales	151,321	105,269	118,783

Gross profit	137,909	80,629	59,666
Selling, general and administrative expenses	75,737	64,795	67,809
Research and development expenses	25,739	19,110	19,685
Restructuring and other charges	(213)	2,111	5,182

Operating income (loss)	36,646	(5,387)	(33,010)
Other income (expense), net	2,289	2,260	3,367

Income (loss) before income taxes	38,935	(3,127)	(29,643)
Income tax expense	9,338	4,977	2,118

Net income (loss)	$29,597	$(8,104)	$(31,761)

	2004	2003	2002
	(As a percent of net sales)
Net sales	100.0%	100.0%	100.0%
Cost of sales	52.3	56.6	66.6

Gross profit	47.7	43.4	33.4
Selling, general and administrative expenses	26.2	34.9	38.0
Research and development expenses	8.9	10.3	11.0
Restructuring and other charges	(0.1)	1.1	2.9

Operating income (loss)	12.7	(2.9)	(18.5)
Other income (expense), net	0.8	1.2	1.9

Income (loss) before income taxes	13.5	(1.7)	(16.6)
Income tax expense	3.2	2.7	1.2

Net income (loss)	10.2%	(4.4)%	(17.8)%

Year Ended December 31, 2004 Compared to Years Ended December 31, 2003 and 2002

Net Sales.    Net sales were $289,230 in 2004, which represented a 55.6%, or $103,332, increase from 2003. The increase was primarily attributable to increases in sales of both our consumable and equipment product lines, as our customers’ capacity utilization and capacity expansion increased. The favorable impact of stronger Japanese Yen, Asian and Euro foreign exchange rates increased net sales by $12,411 in 2004 compared to 2003.

Net sales were $185,898 in 2003, which represented a 4.2% or $7,449, increase from 2002. The increase was primarily attributable to the favorable impact of stronger Japanese Yen, Asian and Euro foreign exchange rates which increased net sales by $8,760. The strong recovery in net sales in Asia, driven primarily by increased consumable sales, was offset by a sharp decline in our North American equipment business.

Net sales and percent change in net sales in comparison to the prior year from 2004—2002 years, by geography, are summarized in the table below.

	Net Sales in US Dollars			Net Sales as a percent of Total Net Sales
	2004	2003	2002	2004	2003	2002
North America	$76,391	$49,280	$55,344	26%	27%	31%
Japan	107,808	67,511	63,323	37%	36%	36%
Taiwan	40,176	24,403	20,746	14%	13%	11%
Asia—Other	37,355	25,962	21,057	13%	14%	12%
Europe	27,500	18,742	17,979	10%	10%	10%

Total	$289,230	$185,898	$178,449	100%	100%	100%

	Net Sales Change in US Dollars		Net Sales Change in Local Currencies
	2004	2003	2004	2003
North America	55%	(11)%	55%	(11)%
Japan	60%	7%	50	(1)
Taiwan	65%	18%	60	17
Asia, other	44%	23%	39	20
Europe	47%	4%	33	(11)

Total net sales	56%	4%

The primary currencies impacting the difference between U.S. dollar results and local currency results, during 2004, compared with 2003, were the Japanese Yen, the Euro and the South Korean Won. During 2004 average exchange rates for the Japanese Yen strengthened by approximately 7.4%, the Euro by 10.2% and the South Korean Won by 3.9%. This positively impacted U.S. Dollar sales growth in 2004. During 2003 compared to 2002, average exchange rates for the Japanese Yen strengthened by approximately 7.9%, the Euro by 19.7% and the South Korean Won by 5.0%. This also positively impacted U.S. Dollar sales growth in 2003.

Gross Profit Margins.    Gross profit margins were 47.7% in 2004, 43.4% in 2003 and 33.4% in 2002. During 2004, the improvement in our gross profit margin was primarily driven by spending efficiency, increased leverage of our manufacturing overhead due to higher demand, sales of products that were previously deemed excess or obsolete and the favorable impact of foreign exchange. The favorable impact of stronger foreign exchange rates in Japan, Asia and Europe in relation to the U.S. resulted in a favorable foreign exchange impact of approximately $4 million in the 2004 period compared to the 2003 period.

During 2003, the improvement in gross margin was primarily attributed to $9,424 of excess and obsolete inventory reserves that were recorded in the fourth quarter of 2002 and to a lesser extent the $4.0 million favorable impact of foreign exchange. In addition, we realized spending efficiency from cost reductions resulting for the consolation and reorganization of manufacturing operations and reductions in warranty expense during 2003. Finally, gross profit margins in 2002 included $1,735 of redundant facility costs and labor expenses associated with the transfer of manufacturing operations from Millipore to our Billerica facility and $971 of impairment charges associated with surplus manufacturing machinery.

During the fourth quarter of 2002, we recorded $9,424 of inventory reserves and write-offs in light of the prolonged downturn in the semiconductor industry. We decided to rationalize our product portfolio and discontinue older generations of pressure transducers, vacuum products, filter housings, liquid dispense pumps and mass flow controllers. These “end-of-life” decisions resulted in a $6,992 charge to operations. In addition, the Company recorded additional charges for other products considered in excess of supply requirements needed to meet lower projections of product demand in the semiconductor industry over the ensuing three-year period and in excess of net realizable value.

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

Research and development expenses increased 34.7% to $25,739 in 2004 compared to 2003. Key elements of our research and development expenses were related to the development of the new product platforms to meet the manufacturing needs for 90 and 65 nanometer semiconductor devices. In order to respond to the proliferation of new materials and chemicals in the manufacturing processes, and increased needs for tighter process control for 300mm wafers, investments were made for new contamination control products in the area of copper interconnects, deep ultra-violet (DUV) photolithography; and chemical and gas management technologies for advanced wafer cleans, deposition and etch equipments. Additional investments were made in area of advanced process control, monitoring and diagnostics capabilities for future generations of semiconductor manufacturing processes. During 2003 compared to 2002, research and development expenses decreased 2.9% from $19,685 in 2002 to $19,110 in 2003 mostly due to the timing of spending on key research and development project materials and the delay in staffing open positions.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses consist primarily of compensation for personnel engaged in sales and marketing, finance and accounting, information technology, facilities and human resources; costs associated with marketing programs which include costs associated with trade shows, public relations, product marketing costs, and product evaluation costs and travel, professional services, which include legal, accounting audit and tax fees and directors and officers insurance, administrative expenses associated with operating as a public company and bad debt expenses.

Selling, general and administrative expenses increased 16.9% to $75,737 during 2004 versus 2003. This increase was primarily attributable to increases in incentive compensation relating to improvement in revenue and profitability, increases in travel and professional fees related to our compliance with Section 404 of the Sarbanes-Oxley Act of 2002 as well as the unfavorable impact of stronger foreign currency translation rates. This increase was slightly offset by a non-recurring benefit of $1,976 related to the termination of post retirement benefits recorded in the third quarter of 2004. Selling, general and administrative expenses decreased 4.4% from $67,809 in 2002 to $64,795 in 2003. This decrease was primarily attributable to cost savings resulting from the 2001 and 2002 restructuring programs as well as additional actions to reduce discretionary spending.

The impact of stronger foreign exchange rates in Japan, Asia and Europe in relation to the U.S. resulted in increased operating expenses of approximately $2 million in both 2004 compared to the 2003 and 2003 compared to 2002.

Restructuring and Other Charges.    We took several restructuring actions in 2003, 2002 and 2001 to better align our cost structure with prevailing market conditions due to the prolonged industry downturn. These actions, which were necessary as a result of reduced business volume, primarily focused on reducing our workforce and consolidating global facilities.

During 2004, we recorded $146 of accretion to selling, general and administration expenses during 2004 as a non-cash increase in the restructuring reserve as a result of originally recording the liability at present value. In addition, during 2004, we recorded changes to prior estimates resulting in the reversal of $88 in employee severance costs and $125 in facility exit costs. These changes in estimate were primarily due to lower than expected severance benefits paid and a reduction in estimated leasing costs for the Swindon, England and Bedford, MA vacant facilities.

Our operating results in 2003 included a total of $2,111 of restructuring and other charges. We recorded charges of $1,189 related to employee severance costs, $352 related to facility exit costs at the Swindon service facility and $570 related to changes in estimates for prior-year restructuring programs associated with the closing of manufacturing and service facilities in the United States and England.

During 2002, restructuring and other charges totaled $5,182. We recorded facilities exit costs of $81 and asset impairment charges of $1,683 related to the closure of the San Clemente, CA manufacturing site. Severance costs of $1,708 were recorded for reduction in force of employees in Europe, Asia and the United States. We recorded changes in estimate of $1,710 associated with facility exit costs for the Bedford, MA and Swindon, England sites. Also during 2002, the Company reclassified $1,638 of accrued restructuring costs from the workforce category to the leasehold/other category. This reclassification was primarily to increase the accrued restructuring costs for the Bedford, MA facility and reduce the accrued restructuring costs for 2001 reduction in force programs in Japan, Asia, Europe and the United States.

As of December 31, 2004, our accrued restructuring costs amounted to $1,482. Of this amount, the majority of the $69 in severance costs for terminated employees will be paid by the first quarter of 2005. The facilities-related costs of $1,413 will be substantially paid by the fourth quarter of 2005.

These combined restructuring initiatives were expected to generate annual savings of approximately $22 million through reduced payroll costs, facility-related costs and depreciation expense. The savings have been reflected in costs of sales, selling, general and administrative expenses and research and development expenses. For further details, see Note 18 of the accompanying notes to the consolidated financial statements included elsewhere in this document.

Other Income (Expense), Net.    During 2004, other income (expense), net included foreign currency transaction exchange gains of $561, interest income of $768, royalty income from Millipore of $358 and $602 of income on investments in entities accounted for under the equity method. During 2003, other income (expense), net included foreign currency transaction exchange gains of $567, interest income of $570, royalty income from Millipore of $536 and $587 of income on investments in entities accounted for under the equity method. In 2002, other income (expense), net included foreign currency transaction exchange gains of $1,632 primarily related to intercompany loans denominated in foreign currencies, interest income of $1,220, royalty income from Millipore of $553 and $38 loss on investments accounted for under the equity method.

Income Tax Expense.    In 2004, we recorded income tax expense of $9,338 on pre-tax income of $38,935. The income tax expense is primarily related to our foreign operations and results from our overall geographic mix of income and includes tax benefits relating to U.S. net operating losses for which no tax benefit had been previously taken.

In 2003, we recorded income tax expense of $4,977 on a pre-tax loss of $3,127. The income tax expense is related to our foreign operations and results from our overall geographic mix of income and includes no tax benefit for net operating losses in the United States.

In 2002, we recorded income tax expense of $2,118 on a pre-tax loss of $29,643. The income tax expense included settlements from foreign tax audits for which we are responsible under our tax sharing agreement with Millipore and other income tax expense in our foreign operations.

Prior to the completion of the spin-off by Millipore, our operating results were included in Millipore’s consolidated U.S. and state income tax returns and in tax returns of certain Millipore foreign subsidiaries. Accordingly, income taxes were calculated on a separate return basis as if we filed tax returns separately from Millipore. At December 31, 2001, we had a $9.0 million income tax receivable related to net operating loss carrybacks determined on a separate return basis. During 2002, in accordance with the tax sharing agreement, Millipore decided not to allow us to carry back these net operating losses. As a result, the receivable was transferred to Millipore and is reflected in the consolidated financial statements as a reduction to additional paid-in capital included in shareholders’ equity. Millipore managed its consolidated tax position for the benefit of its entire portfolio of businesses, and its tax strategies were not necessarily reflective of the tax strategies that we would have followed as a stand-alone company. We continuously evaluate our tax position and our effective tax rate depending on changes in the geographic mix of our earnings and the continued development of our tax strategies.

During 2004, Millipore notified us that certain of the Company’s U.S. tax attributes were utilized in connection with Millipore’s consolidated tax return filings for periods between the Separation and the Distribution Date. Under the terms of the tax sharing agreement with Millipore in connection with the Separation, we are entitled to be paid for tax attributes utilized by Millipore. In the first quarter of 2004, we received a payment with respect to these tax attributes of $1,255 from Millipore. As a result, this payment was recorded as an increase in additional paid-in capital included in stockholder’s equity. No receivable has been established for any remaining portion of these expunged attributes since the Company continues to review this matter with its former parent. Upon any cash settlement in the future, the Company will record a similar adjustment to reflect the contribution to capital by Millipore.

Liquidity and Capital Resources

Cash provided by operating activities was $44,093 during the year ended December 31, 2004 compared to $14,927 during the year ended December 31, 2003 and $7,481 during 2002. The increase in net cash from operations during 2004 and 2003 is primarily attributable to net income in 2004 and a reduced net loss in 2003. In 2002, cash provided by operating activities resulted primarily from inventory reductions of $20,981.

Cash flow used in investing activities consisted of a net of $28,447 and $14,477 during 2004 and 2003, respectively, for the purchase of marketable securities to invest in longer-term high-grade instruments. During 2004 we used $7,439 to acquire Bentec Scientific, a privately held manufacturer of polyvinyl alcohol (“PVA”) roller brushes used in post-CMP cleaning applications. During 2003, we also used $4,530 to acquire certain net assets of privately held Aeronex Inc., a manufacturer of gas purification products and $3,002 as a refundable deposit for the potential acquisition of certain assets of Bentec Scientific. Capital expenditures for property, plant and equipment totaled $4,154, $3,755 and $17,949 in the years ended December 31, 2004, 2003 and 2002, respectively. Over the past three years, capital expenditures were primarily for the construction and purchase of production and research and development equipment, and the transfer of manufacturing operations from Millipore facilities pursuant to our separation agreements. Most of our separation-related programs have now been completed. During 2005, we expect to spend $10 to $12 million on capital expenditures primarily related to the purchase of manufacturing and research and development equipment.

In 2004, 2003 and 2002, cash flows provided by financing activities primarily consisted of $10,668, $5,540 and $1,860, respectively, from the issuance of common stock under our employee stock purchase and stock option plans. Cash flows provided by financing activities for the year ended December 31, 2004 also included $1,255 of proceeds from our tax sharing agreement with Millipore. For the year ended December 31, 2002 also included net transfers of $1,457 from Millipore in accordance with the transition service agreements entered into in conjunction with our separation from Millipore, offset by $1,608 in cash collateratization related to a security deposit under the lease for our corporate headquarters, research and development and manufacturing facility and other security deposits. At December 31, 2004, this cash collateral was invested in certificates of deposit and money market funds.

We believe that our cash, cash equivalents, marketable securities and expected future cash flows from operations will be sufficient to meet our working capital, capital expenditure, and research and development investment requirements for the next 12 months. However, in order to take advantage of growth opportunities, including potential acquisitions, facility expansion, joint ventures, alliances or other business arrangements, we may seek to raise capital through equity or debt financing. To that effect, during 2003 we filed a shelf registration statement with the Securities and Exchange Commission with respect to $200 million of securities, which was declared effective on November 26, 2003. The timing, size and terms of any offering will depend on a number of factors, including market conditions.

Contractual Obligations

The following table summarizes the payments due for specific contractual obligations. These amounts are as of December 31, 2004.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(In thousands)
Operating leases	$36,383	$8,961	$10,612	$5,793	11,017
Capital leases	54	54	—	—	—
Purchase obligations (1)	8,090	8,090	—	—	—
Pension obligations	8,794	116	1,657	848	6,173

Total	$53,321	$17,221	$12,269	$6,641	$17,190

(1)	Purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transactions. The amounts are based on our contractual commitments; however, it is possible we may be able to negotiate lower payments if we choose to exit these contracts earlier.

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

Pursuant to the terms of the lease for our vacated Bedford, Massachusetts facility, the landlord has an option to sell the facility to us at any time prior to November 30 2005, the end of the lease term, at 90% of the then current market value, excluding the value of the lease. The landlord has informed us that it is currently assessing the alternatives available under this lease. Should the landlord decide to exercise the option to sell the facility to us, the lease provides that the sale to us of this facility is to be completed within twelve months following the date of exercise during which time interest on the purchase price will accrue, offset by rent paid under the lease. We estimate that the current fair market value of the facility is between $7,200 and $8,700. The landlord has informed us that it believes that the fair market value of the facility is substantially in excess of this range.

Qualitative and Quantitative Disclosure Relating to Market Risks

Our exposure to foreign currency exchange rate risk is managed on an enterprise-wide basis. We do not currently hold any derivative financial instruments and continue to evaluate our future hedging strategy. We sell our products in many countries and a substantial portion of our net sales and a portion of our costs and expenses are denominated in foreign currencies. Approximately 74% of our net sales in the year ended December 31, 2004 were derived from customers located outside of the U.S., principally in Asia including Japan, where we also manufacture some of our products. This exposes us to risks associated with changes in foreign currencies that can adversely impact revenues, net income and cash flow. In addition, we are potentially subject to concentrations of credit risk, principally in accounts receivable, as historically we have relied on a limited number of customers for a substantial portion of our net sales. We perform ongoing credit evaluations of our customers and we generally do not require collateral. Our major customers are large, well-established microelectronics companies that have historically paid their accounts receivable balances with us.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123 (R) replaces SFAS 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The provisions of this Statement are effective for the first interim or annual reporting period that begins after June 15, 2005. We are currently evaluating the method of adoption and the impact of SFAS 123(R) on our financial position and results of operations. We are required to adopt SFAS 123 (R) in the third quarter of 2005. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. See Note 3 in our Notes to Consolidated Financial Statements for the pro forma net income and net income per share amounts for the years 2002 through 2004, as if we had used a fair value based method under SFAS 123, which is similar to the methods required under SFAS 123(R) to measure compensation expense for employee stock incentive awards.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of the provisions of SFAS 151 is not expected to have a material impact on our financial position or results of operations.

In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (“EITF”) Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-01 provides guidance on determining when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. EITF 03-01 also provides new disclosure requirements for other-than-temporary impairments on debt and equity investments. In September 2004, the FASB delayed until further notice the effective date of the measurement and recognition guidance contained in EITF 03-01. The disclosure requirements of EITF 03-01 are effective for annual financial statements for fiscal years ending after December 15, 2003. The adoption of EITF 03-01 is not expected to have a material impact on our financial position or results of operations.

In December 2004, the FASB issued two FASB Staff Positions (FSP) that provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 that was signed into law on October 22, 2004. FSP FAS 109-1, “Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” states that the manufacturers’ deduction provided for under this legislation should be accounted for as a special deduction instead of a tax rate change. FSP FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” allows a company additional time to evaluate the effects of the legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109, “Accounting for Income Taxes.” These FSP’s may affect how a company accounts for deferred income taxes. These FSP’s are effective December 21, 2004. We are currently evaluating the impact from these FSP’s on our results of operations and financial position.

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

Our business depends substantially upon the capital expenditures of semiconductor device manufacturers, which in turn depend upon the demand for semiconductors and other products utilizing semiconductors. We estimate that approximately 90% of our sales during 2004, 2003 and 2002 were to semiconductor capital equipment manufacturers, semiconductor device manufacturers and semiconductor material manufacturers and we expect that sales to such customers will continue to account for a substantial majority of our sales. Reductions in demand for the products manufactured by semiconductor capital equipment manufacturers and semiconductor device manufacturers will restrict our ability to grow our business and cause our sales and profitability to decline. Historically, the semiconductor market has been highly cyclical and has experienced periods of over capacity, resulting in significantly reduced demand for capital equipment used to make semiconductors. During fiscal 2003, 2002 and 2001 the semiconductor industry experienced a significant decline, which has caused a number of our customers to reduce their orders. The cyclicality of our sales is illustrated by the following: our net sales for 2004 were $289,230, an increase of $103,332 over 2003; our net sales for 2003 were $185,898 slightly up from 2002 sales of $178,449, but representing a decline of $36,825, or 13.6% from our net sales in 2001. Our net sales for 2001 were $215,274, representing a $140,226, or 39.4%, decline from our net sales in 2000. We also experienced downturns in 1996 and 1998. During the 1998 downturn, our annual net sales declined approximately $82,865, or 31% from the prior year. There is typically up to a three month lag between a change in capital expenditures within the semiconductor industry and the related impact on the demand for our products. Any future downturn could inhibit our growth and could cause our profitability to decline.

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

Our sales and profitability can vary significantly from quarter to quarter and year to year. Because our expense levels are relatively fixed in the short-term, an unanticipated decline in revenue in a particular quarter could disproportionately affect our net income in that quarter. In addition, we make a substantial portion of our shipments shortly after we receive the order, and therefore we operate with an insignificant level of backlog. As a consequence of the just-in-time nature of shipments and the low level of backlog, our results of operations may decline quickly and significantly in response to changes in order patterns or rapid decreases in demand for our products. We anticipate that fluctuations in operating results will continue in the future. Such fluctuations in our results could cause us to fail to meet the expectations of securities analysts or investors, which could cause the market price of our securities to decline substantially. We believe that period-to-period comparisons of our results of operations may not be meaningful, and you should not rely upon them as indicators of our future performance.

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

We depend and expect to continue to depend on a limited number of customers for a large portion of our business, and changes in several customers’ orders could have had a significant impact on our operating results. In 2004, 2003 and 2002, our top customer accounted for approximately 14%, 11% and 13%, respectively, of our net sales. In those same periods, net sales to our ten largest customers accounted for approximately 38%, 34% and 35%, respectively, of our net sales. In addition, we sell products to systems integrators who then sell components, which include our products, to some of our major customers. If any one of our key customers decides to purchase significantly less from us or to terminate its relationship with us, our revenue and profitability may decline significantly. We could also lose our key customers or significant sales to our key customers because of factors beyond our control, such as a significant disruption in our customers’ businesses generally or in a specific product line. These customers may stop incorporating our products into their products with limited notice to us and suffer little or no penalty for doing so. In addition, if any of our customers merge, we may experience lower overall sales from the merged companies. Because one of our strategies has been to develop long-term relationships with a few key customers in the product areas in which we focus and because we have a long product design and development cycle for most of our products and prospective customers typically require lengthy product qualification periods prior to placing volume orders, we may be unable to replace these customers quickly or at all.

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

Sales by our international subsidiaries to customers outside the United States accounted for approximately 74% of our net sales in 2004, 73% of our net sales in 2003, and 69% of our net sales in 2002. We anticipate that international sales will continue to account for a majority of our net sales. In addition, a number of our key domestic customers derive a significant portion of their revenues from sales in international markets. We also manufacture a significant portion of our products outside the United States and are dependent on international suppliers for many of our parts. We intend to continue to pursue opportunities in both sales and manufacturing internationally. Our international operations are subject to a number of risks and potential costs that could adversely affect our revenue and profitability, including:

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

Foreign currency exchange rate fluctuations could have an adverse effect on our net sales and results of operations. Approximately 74% of our net sales in 2004, 73% of our net sales in 2003 and 69% of our net sales in 2002 were denominated in foreign currencies. Unfavorable foreign currency fluctuations against the U.S. dollar could require us to increase prices to foreign customers, which could result in lower net sales by us to such customers. Alternatively, if we do not adjust the prices for our products in response to unfavorable foreign currency fluctuations, our profitability could decline. In addition, sales made by our foreign subsidiaries are denominated in the currency of the country in which these products are sold, and the currency we receive in payment for such sales could be less valuable at the time of receipt versus the time of sale as a result of foreign currency exchange rate fluctuations.

We incur significant cash outlays over long-term periods in order to research, develop, manufacture and market new products, which may never reach market or may have limited market acceptance.

We make significant cash expenditures to research, develop and market new products. For example, we incurred $25,739 of research and development expense in 2004, $19,110 in 2003, and $19,685 in 2002. The development period for a product can be as long as five years. Following development, it may take an additional two to three years for the market size of that product to reach a substantial level. We cannot be certain of the success of a new product. A product concept may never progress beyond the development stage or may only achieve limited acceptance in the marketplace. If this occurs, we do not receive a direct return on our expenditures and may not even realize any indirect benefits. Additionally, capacity expansion may be necessary in order to manufacture a new product. If sales levels do not increase to offset the additional fixed operating expenses associated with any such expansion, our revenue and profitability could decline and our prospects could be harmed.

We depend on our suppliers for our raw materials and components, and our production would be substantially curtailed if these suppliers are not able to meet our demands and alternative sources are not available.

We purchase raw materials and components from third parties to complete our customers’ orders, and some of these raw materials and components may, in the future, need to be ordered from sole-source suppliers. Although we work with our customers and suppliers to minimize the impact of defects or shortages in raw materials and components, we sometimes experience short-term adverse effects due to price fluctuations, delayed shipments and out of specification materials or components. In the past, there have been industry-wide shortages of electronic components, particularly memory and logic devices. If a significant shortage of raw materials or components were to occur or if our suppliers provide us with out of specification materials or components, we may have to delay shipment. Supply shortages of or defects in particular components will likely substantially curtail production of products using these components. If defects in materials or components from our suppliers are undetected by us and incorporated into our products, the quality of our products will deteriorate and may injure our reputation with our customers or cause us to incur remedial expense to resolve the problem. In addition, while many of our significant customer contracts permit periodic reviews of pricing based on decreases and increases in the prices of raw materials and components, we are not always able to pass on price increases to our customers and significant price increases from our suppliers could cause our profitability to decline. The loss of any of these or other significant suppliers, delays in shipments, the inability of a supplier to meet performance and quality specifications or delivery schedules or our inability to pass along price increases could cause our revenue and profitability to decline significantly.

We may acquire other businesses, form joint ventures or divest businesses that could negatively affect our profitability, increase our debt and dilute your ownership of our company.

As part of our business strategy, we have, and we expect to continue to address gaps in our product offerings, diversify into complementary product markets or pursue additional technology and customers through acquisitions, joint ventures or other types of collaborations. We also expect to adjust our portfolio of businesses to meet our ongoing strategic objectives. As a result, we may enter markets in which we have no or limited prior experience and may encounter difficulties in divesting businesses that no longer meet our objectives. Competition for acquiring attractive businesses in our industry is substantial. In executing this part of our business strategy, we may experience difficulty in identifying suitable acquisition candidates or in completing selected transactions at appropriate valuations. Alternatively, we may be required to undertake multiple transactions at the same time in order to take advantage of acquisition opportunities that do arise; this could strain our ability to effectively execute and integrate these transactions. We intend to pay for these acquisitions with cash and/or our common stock which could impair our liquidity and dilute your ownership of our company. Further, we may not be able to successfully integrate any acquisitions that we do make into our existing business operations and we could assume unknown or contingent liabilities or experience negative effects on our reported results of operations from dilutive results from operations and/or from future potential impairment of acquired assets including goodwill related to future acquisitions. We may experience difficulties in operating in foreign countries or over significant geographical distances and in retaining key employees or customers of an acquired business, and our management’s attention could be diverted from other business issues. We may not identify or complete these transactions in a timely manner, on a cost effective basis or at all, and we may not realize the benefits of any acquisition or joint venture.

We may not be able to obtain financing to fund our future capital requirements, including strategic acquisitions, on favorable terms or at all, and the amount of equity that we can issue may likewise be limited. This could prevent us from addressing gaps in our product offerings, improving our technology or increasing our manufacturing capacity.

If our cash flows from operations are less than we expect, we may need to issue additional equity or incur debt. There can be no assurance that we will be able to obtain necessary short-term or other financing on favorable terms or at all. If we are unable to obtain necessary financing, we may not have sufficient cash to operate our business. In particular, we expect to fund future acquisitions in whole or in part by issuing additional equity. Any equity issued would be dilutive to existing stockholders. If the price of our equity is low or volatile, we may not be able to issue equity to acquire other companies and our acquisition strategy could require us to incur substantial amounts of indebtedness. While we currently have no debt outstanding, potential future levels of indebtedness could have adverse consequences for our business, including:

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

We depend on the services of our key senior executives and other technological experts because of their experience in the microelectronics industry and their technical expertise. The loss of the services of one or several of our key employees or an inability to attract, train and retain qualified and skilled employees, specifically research and development and engineering personnel, could result in the loss of customers or otherwise inhibit our ability to operate and grow our business successfully. During the recent extended downturn in the semiconductor industry we had to impose salary reductions on our senior employees and freeze merit increases in an effort to maintain our financial position. Similarly, changes in accounting rules requiring fair value accounting for stock options will make it more expensive to provide our employees with equity incentives, which may require us to reduce the level of equity compensation. These actions may have an adverse effect on employee loyalty and may make it more difficult for us to attract and retain key personnel. In addition, our ability to successfully integrate acquired facilities or businesses depends, in part, on our ability to retain and motivate key management and employees hired by us in connection with the acquisition.

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

We may from time to time be required to institute litigation in order to enforce our patents, copyrights or other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation could result in substantial costs and diversion of resources and could negatively affect our sales, profitability and prospects regardless of whether we are able to successfully enforce our rights. For example, in 1998, we settled a patent lawsuit in which each party claimed infringement of a patent by the other. In connection with the settlement, we incurred a charge of approximately $3.7 million and agreed to a cross-license of the two patents at issue. More recently, on March 3, 2003 we filed a lawsuit against Pall Corporation in the United States District Court for the District of Massachusetts alleging infringement of two of our U.S. patents. Our lawsuit also seeks a preliminary injunction preventing Pall Corporation from manufacturing, using, selling, offering for sale or importing into the United States the infringing product. As of the date of filing this Annual Report on Form 10-K, the court has dissolved a preliminary injunction against Pall and questioned the validity of the patents in suit. See, “Item 3. Legal Proceedings” above. We have appealed this ruling and expect that this litigation will continue for an extended period and that we will incur substantial costs in pursuing this litigation.

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

We are currently relocating certain manufacturing operations from our Yonezawa, Japan facility and from the company from which we acquired our roller brush business into our Billerica, Massachusetts headquarters, research and development and manufacturing facility and relocating certain manufacturing operations from our Allen, Texas plant to our Billerica and Yonezawa facilities. If we are unable to successfully manage there transfers, our ability to deliver product to our customers could be disrupted and our business, financial condition and results of operations could be adversely affected.

In order to enhance the efficiency and cost effectiveness of our manufacturing operations we are moving several product lines from our Yonezawa, Japan plant to our Billerica facility, from the Sacremento, CA plant of Bentec Scientific LLC to our Billerica facility and from our Allen, Texas facility to our Billerica and Yonezawa facilities. These product lines involve technically complex manufacturing processes that require considerable expertise to operate. If we are unable to complete these transfers in a systematic manner within established schedules or if we are unable to successfully operate these relocated manufacturing processes in the destination plant, production may be disrupted and we may not be able to deliver these products to meet customer orders in a timely manner, which could harm our business.

Terrorist attacks, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001, and other acts of violence or war may affect the markets in which we operate and hurt our profitability.

Terrorist attacks may negatively affect our operations and your investment. There can be no assurance that there will not be further terrorist attacks against the United States or United States businesses. These attacks or armed conflicts may directly impact our physical facilities or those of our suppliers or customers. Our primary facilities include headquarters, research and development and manufacturing facilities in the United States, sales, research and development and manufacturing facilities in Japan and sales and service facilities in Europe and Asia. Also, these attacks have disrupted the global insurance and reinsurance industries with the result that we may not be able to obtain insurance at historical terms and levels for our facilities. Furthermore, these attacks may make travel and the transportation of our supplies and products more difficult and more expensive and may ultimately affect the sales of our products in the United States and overseas. As a result of terrorism the United States may enter into an armed conflict, which could have a further impact on our domestic and international sales, our supply chain, our production capacity and our ability to deliver products to our customers. The consequences of these armed conflicts and instability are unpredictable and we may not be able to foresee events that could have an adverse effect on our business and your investment.

RISKS RELATED TO THE SECURITIES MARKETS AND OWNERSHIP OF OUR SECURITIES

Our securities have had only a limited market history, and we cannot assure you that our stock price will not decline.

There has been only a limited public market for our common stock, and an active public market for our common stock may not be sustained. The market price of our common stock has been and may continue to be subject to significant fluctuations. Among the factors that could affect our stock price are:

•	quarterly variations in our operating results;

•	changes in revenue or earnings estimates or publication of research reports by analysts;

•	speculation in the press or investment community;

•	strategic actions by us or our competitors, such as acquisitions, divestitures or restructurings;

•	actions by institutional stockholders;

•	general market conditions; and

•	domestic and international economic factors unrelated to our performance.

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

There has been an ongoing public debate as to whether employee stock option and employee stock purchase plan shares should be treated as a compensation expense and, if so, how to properly value such charges. When we are required to record an expense for our stock-based compensation plans using the fair value method, we will incur significant compensation charges. Although we are currently not required to record any compensation expense using the fair value method in connection with option grants that have an exercise price at or above fair market value of our common stock and for shares issued under our employee stock purchase plan, regulations will require us to treat all stock-based compensation as a compensation expense using the fair value method during 2005 and our results of operations could be adversely affected.

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

Millipore received a tax ruling from the Internal Revenue Service to the effect that the distribution of our shares in the 2002 spin-out qualified as a tax-free distribution for U.S. federal income tax purposes. The tax ruling is binding on the IRS, and can be relied upon by Millipore provided that the factual representations and assumptions made in Millipore’s request are true. We are not aware of any facts or circumstances that would cause such representations and assumptions to be untrue. Our tax sharing agreement with Millipore provides that we will be responsible for certain taxes imposed on Millipore, us or our respective subsidiaries if we or one or more of our shareholders are responsible for the distribution’s failure to qualify for tax-free treatment. In addition, under the tax sharing agreement that we entered into with Millipore, we are responsible for tax liabilities and adjustments to tax liabilities with respect to those Millipore foreign subsidiaries which we acquired pursuant to our separation from Millipore for periods prior to that separation.

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

Item 8.    Financial Statements and Supplementary Data.

The information called for by this item is set forth in the Consolidated Financial Statements and Schedule Covered by the Report of Independent Registered Public Accounting Firm at the end of this report commencing at the pages indicated below:

All of the foregoing Consolidated Financial Statements and Schedule are hereby incorporated in this Item 8 by reference.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

This item is not applicable.

Item 9A.    Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company has carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and the Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based upon the Company’s evaluation, the Chief Executive Officer and the Vice President and Chief Financial Officer have concluded that, as of December 31, 2004, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

It must be borne in mind that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control—Integrated Framework. Management concluded that based on its assessment, the Company’s internal control over financial reporting was effective as of December 31, 2004. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-29 of this Form 10-K Annual Report.

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information.

No information was required to be disclosed in a report on Form 8-K in the fourth quarter that was not so disclosed.

PART III

Item 10.    Directors and Executive Officers of Mykrolis.

The information called for by this item with respect to registrant’s directors, including information relating to the independence of certain directors, identification of the audit committee and the audit committee financial expert is set forth under the caption “Election of Directors” in Mykrolis’ definitive Proxy Statement for Mykrolis’ Annual Meeting of Stockholders to be held on April 26, 2005, and to be filed with the Securities and Exchange Commission on or about March 25, 2005, which information is hereby incorporated herein by reference.

The information called for by this item with respect to registrant’s compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is set forth under the caption “Ownership of Mykrolis Stock” in Mykrolis’ definitive Proxy Statement for Mykrolis’ Annual Meeting of Stockholders to be held on April 26, 2005, and to be filed with the Securities and Exchange Commission on or about March 25, 2005, which information is hereby incorporated herein by reference.

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

Item 11.    Executive Compensation.

The information called for by this item is set forth under the caption “Management and Election of Directors—Executive Compensation” in Mykrolis’ definitive Proxy Statement for Mykrolis’ Annual Meeting of Stockholders to be held on April 26, 2005, and to be filed with the Securities and Exchange Commission on or about March 25, 2005, which information is hereby incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

The following information is provided as of December 31, 2004, with respect to our compensation plans under which equity securities are authorized for issuance. The only equity securities currently authorized for issuance under our compensation plans are common stock forwards or options to acquire our common stock.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(3)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	7,660,381	$11.14	666,107
Equity compensation plans not approved by security holders	384,539	$12.99	68,596

Total	8,044,920	$11.23	734,703

(1)	Includes options to purchase shares of Mykrolis common stock converted from unvested options to acquire shares of common stock of Millipore Corporation held by our employees and by those of our directors who previously served as Millipore directors in the aggregate amounts of 1,867,576 and 40,729, respectively; this conversion was made in conjunction with the spin-off distribution by Millipore Corporation of all of its holdings of Mykrolis common stock on February 27, 2002; this conversion was effected in accordance with a formula designed to preserve the pre-spin intrinsic value of the options; the Millipore plans under which the converted options were originally issued were approved by Millipore stockholders in 1995 and 1999; the conversions were approved by Millipore Corporation when it was the sole stockholder of Mykrolis.

(2)	Includes 613,204 shares of restricted stock awarded in November and December 2004 under the 2001 Equity Incentive Plan.

(3)	Includes shares of Mykrolis common stock available for award or to support option grants under the 2001 Equity Incentive Plan and under the 2003 Employment Inducement and Acquisition Stock Option Plan each of which contains an “evergreen” provision that annually increases the number of shares available for award or to support option grants by 1% and 0.25%, respectively, of the number of shares of common stock outstanding on the date of the Annual Meeting of Stockholders.

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

The information called for by Item 403 of Regulation S-K is set forth under the caption “Ownership of Mykrolis Common Stock” in Mykrolis’ definitive Proxy Statement for Mykrolis’ Annual Meeting of Stockholders to be held on April 26, 2005, and to be filed with the Securities and Exchange Commission on or about March 25, 2005, which information is hereby incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions.

The information called for by this item with respect to registrant’s directors relationships and related transactions is set forth under the caption “Management and Election of Directors-Nominees for Election as Directors” in Mykrolis’ definitive Proxy Statement for Mykrolis’ Annual Meeting of Stockholders to be held on April 26, 2005, and to be filed with the Securities and Exchange Commission on or about March 25, 2005, which information is hereby incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services.

The information called for by this item with respect to the fees paid to and the services performed by registrant’s principal accountant is set forth under the caption “Accountants” in Mykrolis’ definitive Proxy Statement for Mykrolis’ Annual Meeting of Stockholders to be held on April 26, 2005, and to be filed with the Securities and Exchange Commission on or about March 25, 2005, which information is hereby incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The following documents are filed as a part of this report:

1. Financial Statements.

The Consolidated Financial Statements listed under Item 8 of this report and in the Index to Consolidated Financial Statements on page F-1 of this report which is incorporated by reference.

2. Financial Statement Schedules.

The Financial Statement Schedule listed under Item 8 of this report and in the Index to Consolidated Financial Statements on page F-1 of this report which is incorporated by reference.

3. Exhibits.

A. The following exhibits are incorporated by reference:

Reg. S-K Item 601(b) Reference	Document Incorporated	Referenced Document on file with the Commission
(2)	Form of Master Separation and Distribution Agreement.	Exhibit 2.1 to Form S-1 Registration Statement (No. 333-57182)
	Form of General Assignment and Assumption Agreement.	Exhibit 2.2 to Form S-1 Registration Statement (No. 333-57182)
(3)	Restated Certificate of Incorporation of Mykrolis Corporation	Exhibit 3.1 to Form S-1 Registration Statement (No. 333-57182)
	Amended and Restated By-laws of Mykrolis Corporation	Exhibit 3.2 to Form S-1 Registration Statement (No. 333-57182)
	Form of certificate representing shares of Common Stock, $.01 par value per share	Exhibit 3.3 to Form S-1 Registration Statement (No. 333-57182)
	Form of Common Stock Rights Agreement	Exhibit 1 to Form 8-K Current Report, filed December 10, 2001 [Commission File No. 001-1611]
(3)	Form of Common Stock Purchase Right Certificate(included as Annex I to the Form of Common Rights Agreement)	Exhibit 2 to Form 8-K Current Report, filed December 10, 2001 [Commission File No. 001-1611]
(3)	Summary of Common Stock Purchase Rights (included as Annex II to the Form of Common Rights Agreement)	Exhibit 3 to Form 8-K Current Report, filed December 10, 2001 [Commission File No. 001-1611]
(10)	Form of 2001 Equity Incentive Plan*	Exhibit 10.1 to Form S-1 Registration Statement (No. 333-57182)
	Letter Agreement with Robert E. Caldwell*	Exhibit 10.1.1 to Form 10-Q quarterly report for the period ended June 30, 2002
	Letter Agreement with Thomas O. Pyle*	Exhibit 10.1.2 to Form 10-Q quarterly report for the period ended June 30, 2002
	Amended and Restated 2001 Employee Stock Purchase Plan*	Exhibit 10.1 to Form 10-K Annual Report for the year ended December 31, 2001
	Form of Indemnification Agreement*	Exhibit 10.4 to Form S-1 Registration Statement (No. 333-57182)

*	A “management contract or compensatory plan”

Reg. S-K Item 601(b) Reference	Document Incorporated	Referenced Document on file with the Commission
(10)[cont’d]	Lease Agreement, dated April 1, 2002 Between Nortel Networks HPOCS Inc. And Mykrolis Corporation, relating to headquarters, R&D and manufacturing facility located at 129 Concord Road Billerica, MA	Exhibit 10.1.3 to Quarterly Report on Form 10-Q, for the period ended March 31, 2002
	Lease Agreement dated November 25, 1985 between Roger G. Little, Trustee of SPI Trust, and Millipore Corporation relating to facility located at Patriots Park, Bedford, Massachusetts	Exhibit 10.5 to Form S-1 Registration Statement (No. 333-57182)
	Lease Agreement dated December 19, 1997 between EBP3, Ltd. and Millipore Corporation relating to manufacturing facility located in Allen, Texas	Exhibit 10.6 to Form S-1 Registration Statement (No. 333-57182)
	Master Patent License Agreement	Exhibit 10.8 to Form S-1 Registration Statement (No. 333-57182)
	Master Patent Grantback License Agreement	Exhibit 10.9 to Form S-1 Registration Statement (No. 333-57182)
	Master Trademark License Agreement	Exhibit 10.11 to Form S-1 Registration Statement (No. 333-57182)
	Master Trade Secret and Know-How Agreement	Exhibit 10.13 to Form S-1 Registration Statement (No. 333-57182)
	Tax Sharing Agreement	Exhibit 10.14 to Form S-1 Registration Statement (No. 333-57182)
	Master Transitional Services Agreement	Exhibit 10.16 to Form S-1 Registration Statement (No. 333-57182)
	Membrane Manufacture and Supply Agreement	Exhibit 10.18 to Form S-1 Registration Statement (No. 333-57182)
	Research Agreement	Exhibit 10.19 to Form S-1 Registration Statement (No. 333-57182)
	Product Distribution Agreement	Exhibit 10.20 to Form S-1 Registration Statement (No. 333-57182)
	Millipore Contract Manufacturing Agreement	Exhibit 10.21 to Form S-1 Registration Statement (No. 333-57182)
	Mykrolis Contract Manufacturing Agreement	Exhibit 10.22 to Form S-1 Registration Statement (No. 333-57182)

Reg. S-K Item 601(b) Reference	Document Incorporated	Referenced Document on file with the Commission
(10)[cont’d]	Supplemental Executive Retirement Plan for Key Salaried Employees of Mykrolis Corporation*	Exhibit 10.28 to Form 10-K Annual Report for the year ended December 31, 2002
	Mykrolis Corporation 2002 Deferred Compensation Plan for Senior Management*	Exhibit 10.29 to Form 10-K Annual Report for the year ended December 31, 2002
	2001 Non-Employee Director Stock Option Plan (As Amended October 1, 2002) *	Exhibit 10.2 to Form 10-K Annual Report for the year ended December 31, 2002
	Mykrolis Corporation 2003 Employment Inducement and Acquisition Stock Option Plan*	Exhibit 10.6 to Form 10-Q Quarterly Report for the period ended September 27, 2003
	Executive Termination (Change of Control) Agreement with Gerry Mackay	Exhibit 10.1 to Form 10-Q Quarterly Report for the period ended September 27, 2003
	Executive Termination (Change of Control) Agreement with Jieh Hwa-Shyu	Exhibit 10.3 to Form 10-Q Quarterly Report for the period ended September 27, 2003
	Indemnification Agreement with Gerry Mackay	Exhibit 10.2 to Form 10-Q Quarterly Report for the period ended September 27, 2003
	Indemnification Agreement with Jieh Hwa Shyu	Exhibit 10.4 to Form 10-Q Quarterly Report for the period ended September 27, 2003
	Letter Agreement with Gerry Mackay	Exhibit 10.5 to Form 10-Q Quarterly Report for the period ended September 27, 2003
	Letter Agreement, dated May 20, 2004 with Peter Kirlin, Vice President	Exhibit 10.1 to form 10-Q Quarterly Report for the period ended July 3, 2004
Business Development
	Intellectual Property Purchase and Sale Agreement by and between Bentec Scientific LLC and Mykrolis Corporation	Exhibit 10.1 to form 10-Q Quarterly Report for the period ended October 2, 2004
	Asset Purchase and Sale Agreement by and between Bentec Scientific LLC and Mykrolis Corporation	Exhibit 10.2 to form 10-Q Quarterly Report for the period ended October 2, 2004

*	A “management contract or compensatory plan”

B.    The Company hereby files as exhibits to this Annual Report on Form 10-K the following documents:

Reg. S-K Item 601(b) Reference	Documents Filed Herewith
(10)	Letter Agreement, dated November 18, 2004, between the Company and Gideon Argov*
(10)	Letter Agreement, dated November 19, 2004, between the Company and C. William Zadel*
(10)	Restricted Stock Award Agreement, dated as of November 21, 2004, between the Company and Gideon Argov*
(10)	Form of Restricted Stock Award Agreement, dated as of December 9, 2004, between the Company and each of its executive officers*
(10)	Agreement and Plan of Merger by and among Mykrolis Corporation, Stingray Merger Corporation, Extraction Systems, Inc. and the Representative of the Holders of all of the Capital Stock of Extraction Systems, Inc. dated as of March 3, 2005
(21)	Subsidiaries of Mykrolis Corporation
(23)	Consent of Independent Registered Public Accounting Firm
(24)	Power of Attorney
(31)	Certifications required by Rule 13a-14(a) in accordance with Section 302 of the Sarbanes-Oxley act of 2002.
(32)	Certifications required by Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99)	Attestation Report on Management’s Assessment of Internal Control over Financial Reporting.

*	A “management contract or compensatory plan”

(b)    Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYKROLIS CORPORATION

Dated: March 11, 2005	By	/s/ GIDEON ARGOV
Gideon Argov Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GIDEON ARGOV Gideon Argov	Chief Executive Officer and Director	March 11, 2005

/s/ BERTRAND LOY. Bertrand Loy	Vice President, Treasurer and Chief Financial Officer	March 11, 2005

/s/ ROBERT HAMMOND. Robert Hammond	Corporate Controller and Chief Accounting Officer	March 11, 2005

MICHAEL A. BRADLEY* Michael A. Bradley	Director	March 11, 2005

ROBERT E. CALDWELL* Robert E. Caldwell	Director	March 11, 2005

MICHAEL P.C. CARNS* Michael P.C. Carns	Director	March 11, 2005

DANIEL W. CHRISTMAN* Daniel W. Christman	Director	March 11, 2005

THOMAS O. PYLE* Thomas O. Pyle	Chairman of the Board, Director	March 11, 2005

*By /s/ PETER W. WALCOTT Peter W. Walcott, Attorney-in-Fact

MYKROLIS CORPORATION

MYKROLIS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2004	2003	2002
	(In thousands, except per share data)
Net sales	$289,230	$185,898	$178,449
Cost of sales	151,321	105,269	118,783

Gross profit	137,909	80,629	59,666
Selling, general and administrative expenses	75,737	64,795	67,809
Research and development expenses	25,739	19,110	19,685
Restructuring and other charges	(213)	2,111	5,182

Operating income (loss)	36,646	(5,387)	(33,010)
Other income (expense), net	2,289	2,260	3,367

Income (loss) before income taxes	38,935	(3,127)	(29,643)
Income tax expense	9,338	4,977	2,118

Net income (loss)	$29,597	$(8,104)	$(31,761)

Basic income (loss) per share	$0.71	$(0.20)	$(0.80)
Shares used in computing basic income (loss) per share	41,491	39,939	39,628
Diluted income (loss) per share	$0.68	$(0.20)	$(0.80)
Shares used in computing diluted income (loss) per share	43,240	39,939	39,628

The accompanying notes are an integral part of the consolidated financial statements

MYKROLIS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
	(In thousands except share data)
ASSETS
Current assets:
Cash and cash equivalents	$88,185	$70,503
Marketable securities	42,228	—
Accounts receivable (less allowance for doubtful accounts of $258 in 2004 and $559 in 2003)	62,456	46,698
Inventories	41,835	38,771
Deferred income taxes	1,517	664
Other current assets	2,834	5,726

Total current assets	239,055	162,362
Marketable securities	—	14,266
Restricted cash	1,502	1,782
Property, plant and equipment, net	65,564	71,033
Deferred income taxes	5,050	3,411
Goodwill	24,148	17,317
Other intangible assets (less accumulated amortization of $24,406 in 2004 and $22,490 in 2003)	8,867	7,622
Other assets	6,782	5,962

Total assets	$350,968	$283,755

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligation	$54	$78
Accounts payable	14,887	12,613
Accrued income taxes	19,944	11,227
Accrued expenses	32,904	24,781

Total current liabilities	67,789	48,699
Long-term portion of capital lease obligation	—	55
Other liabilities	11,605	11,912
Minority interest	59	61
Commitments and contingencies (note 17)
Shareholders’ equity:
Preferred stock, par value $.01 per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 250,000,000 shares authorized; 41,950,828 and 40,648,773 shares issued and outstanding, respectively	420	406
Additional paid-in capital	351,518	330,515
Accumulated deficit	(71,858)	(101,455)
Unearned compensation	(7,630)	—
Accumulated other comprehensive loss	(935)	(6,438)

Total shareholders’ equity	271,515	223,028

Total liabilities and shareholders’ equity	$350,968	$283,755

The accompanying notes are an integral part of the consolidated financial statements

MYKROLIS CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

			Additional Paid-In Capital	Accumulated Deficit	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)				Total Shareholders’ Equity
	Common Shares					Unrealized Gain (Loss) on Securities	Translation Adjustments	Minimum Pension Liability	Total
	Shares	Amount
Balance December 31, 2001	39,500	395	326,618	(61,590)	—	(10)	(21,866)	—	(21,876)	243,547
Comprehensive income (loss):
Net loss				(31,761)						(31,761)
Foreign currency translations							7,413		7,413	7,413

Total comprehensive loss										(24,348)
Stock-based compensation			1,103							1,103
Net transfers to Millipore Corporation			(9,518)							(9,518)
Issuance of common stock-employee stock purchase plan and exercise of stock options	224	2	1,858	—	—	—	—	—	—	1,860

Balance December 31, 2002	39,724	$397	$320,061	$(93,351)	—	$(10)	$(14,453)	—	$(14,463)	$212,644
Comprehensive income (loss):
Net loss				(8,104)						(8,104)
Foreign currency translations							8,333		8,333	8,333
Additional minimum pension liability								(221)	(221)	(221)
Unrealized loss on marketable securities						(87)			(87)	(87)

Total comprehensive loss										(79)
Stock based compensation			17							17
Issuance of common stock-employee stock purchase plan and exercise of stock options	592	6	5,534							5,540
Issuance of common stock for acquisition	333	3	4,903	—	—	—	—	—	—	4,906

Balance December 31, 2003	40,649	$406	$330,515	$(101,455)	—	$(97)	$(6,120)	$(221)	$(6,438)	$223,028
Comprehensive income (loss):
Net income				29,597						29,597
Foreign currency translations							5,905		5,905	5,905
Additional minimum pension liability								(412)	(412)	(412)
Unrealized gain on marketable securities						10			10	10

Total comprehensive income										35,100
Stock based compensation			91		153					244
Issuance of common stock-employee stock purchase plan and exercise of stock options	1,301	14	10,654							10,668
Issuance of restricted stock—unearned compensation			7,783		(7,783)					—
Proceeds and other adjustments under tax sharing agreement with Millipore	—	—	2,475	—	—	—	—	—	—	2,475

Balance December 31, 2004	41,950	$420	$351,518	$(71,858)	$(7,630)	$(87)	$(215)	$(633)	$(935)	$271,515

The accompanying notes are an integral part of the consolidated financial statements

MYKROLIS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2004	2003	2002
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$29,597	$(8,104)	$(31,761)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Income) loss on equity method investments	(601)	(587)	37
Amortization of premium on available for sale marketable securities	484	128	—
Restructuring and other charges	—	534	1,683
Impairment losses on long-lived assets	1,031	531	971
Gain on termination of post-retirement benefits	(1,976)	—	—
Depreciation	9,397	9,653	9,178
Amortization of intangible assets	1,916	1,540	1,674
Stock based compensation	244	—	1,103
Deferred income taxes	(786)	2,633	390
Change in operating assets and liabilities:
Increase in accounts receivable, net	(12,565)	(2,953)	(2,104)
(Increase) decrease in inventories	(1,579)	5,853	20,981
Decrease in accounts payable—Millipore Corporation	—	—	(1,928)
Increase in accounts payable	2,047	1,490	4,530
Decrease (increase) other operating assets	36	1,925	(1,644)
Increase in other operating liabilities	16,848	2,284	4,371

Net cash provided by operating activities	44,093	14,927	7,481
Cash flows from investing activities:
Purchase of marketable securities	(48,447)	(14,477)	—
Proceeds from the sale of marketable securities	20,000	—	—
Acquisition of a business and certain net assets	(7,439)	(4,530)	—
Deposit for purchase of certain assets	—	(3,002)	—
Additions to property, plant and equipment	(4,154)	(3,755)	(17,949)

Net cash used in investing activities	(40,040)	(25,764)	(17,949)
Cash flows from financing activities:
Reclassification (assignment) of restricted cash	280	(159)	(1,608)
Net transfers from Millipore Corporation	—	—	1,457
Payments under capital leases	(79)	(77)	(25)
Proceeds from issuance of common stock for employee stock purchase plan and stock option exercises	10,668	5,540	1,860
Proceeds under tax sharing agreement with Millipore	1,255

Net cash provided by financing activities	12,124	5,304	1,684
Effect of foreign exchange rates on cash and cash equivalents	1,505	1,951	38

Net increase (decrease) in cash and cash equivalents	17,682	(3,582)	(8,746)
Cash and cash equivalents at beginning of period	70,503	74,085	82,831

Cash and cash equivalents at end of period	$88,185	$70,503	$74,085

Supplemental disclosure of cash flow information:
Cash paid during the year for :
Income Taxes	$1,694	$460	$2,013
Interest	$2	$2	$2

Supplemental disclosure of non-cash activity:
Non-cash issuance of common stock related to compensation plans	$7,783	$—	$—
Non-cash transfers to Millipore	$—	$—	$10,975
Issuance of common stock related to acquisition	$—	$4,906	$—

The accompanying notes are an integral part of the condensed consolidated financial statements

MYKROLIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share and per share data)

1.    Company

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

2.    Summary of Significant Accounting Policies

Fiscal Year

The Company’s fiscal year is the 365-366 day period that commences on January 1 and ends on December 31. Each fiscal quarter ends on the Saturday nearest the calendar month end and generally contains 13 weeks consisting of 88-94 days. Fiscal year 2004 comprises the 366 day period from January 1 to December 31, 2004 with fiscal quarters ending April 3, July 3, October 2 and December 31. Fiscal year 2003 comprises the 365 day period from January 1 to on December 31, 2003 with fiscal quarters ended March 29, June 28, September 27 and December 31. Fiscal year 2002 comprises the 365 day period from January 1 to on December 31, 2002 with fiscal quarters ended March 30, June 29, September 28 and December 31.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and of its consolidated subsidiaries. Intercompany balances and transactions have been eliminated. Investments in affiliated companies that are 20%–50% owned entities are accounted for under the equity method of accounting.

Reclassifications

Certain reclassifications have been made to prior year statements to conform to the current year presentation.

Use of Estimates

The preparation of financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our judgments and estimates, including those related to revenues, accounts receivable, inventories, long-lived assets and goodwill, deferred tax assets, income tax contingencies, warranty obligations, restructuring charges, accrued pension, and litigation contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

MYKROLIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

Translation of Foreign Currencies

Assets and liabilities recorded in foreign currencies are translated into U.S. dollars at exchange rates on the balance sheet date. Net sales and expenses are translated at the average exchange rates prevailing during the year. Translation adjustments resulting from this process are charged or credited to other comprehensive income (loss), a component of shareholders’ equity. Aggregate transaction gains and losses are included in the consolidated statements of operations as a component of other income (expense), net. Foreign currency translation adjustments relating to permanently invested equity in foreign operations are recorded separately as a component of other comprehensive income (loss). The Company has no foreign operations where local currency is not the functional currency.

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

The Company adjusts the cost basis of our inventory to reflect its net realizable value, if lower than cost. Reserves are provided for estimated excess and obsolete inventory equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions. The Company fully reserves for inventories deemed obsolete. Quarterly reviews of all inventory items are performed to identify excess and obsolete inventories on-hand by comparing on-hand balances to recent historical usage as well as anticipated or forecasted demand, based upon input from sales, R&D and marketing functions. If estimates of future demand or actual market conditions are less favorable than those previously projected, additional inventory write-downs may be required.

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

The Company tests goodwill for impairment annually or whenever events and changes in circumstances occur. The Company assesses fair value of the applicable reporting unit by measuring discounted cash flows and comparable company analysis and tests for impairment as the difference between the resulting implied fair value of goodwill compared to its recorded carrying value of net assets.

Property, plant and equipment are recorded at cost. Expenditures for maintenance and repairs are charged to expense while the costs of significant improvements, which extend the life of the underlying asset, are capitalized. Assets are depreciated primarily using straight-line methods over estimated useful lives. Upon retirement or sale, the cost of assets disposed and the related accumulated depreciation are eliminated and related gains or losses are reflected in income. The estimated useful lives of the Company’s depreciable assets are as follows:

Leasehold Improvements	Shorter of the life of the lease or the improvement
Buildings and Improvements	10-31 Years
Production and Other Equipment	3-15 Years
Software	3 years

Goodwill and other intangible assets mainly resulted from the Company’s acquisition of Bentec in 2004, Aeronex in 2003 and Tylan General, Inc. in 1997. Other intangible assets consist primarily of patents, acquired technology, customer list, trade names and licenses. These intangible assets are recorded at estimated fair values at date of acquisition and amortized as follows:

	Bentec & Aeronex Acquisitions	Tylan General Acquisition	Other
Estimated Useful Life
Patents	4-8 years	5-12 years	13 years
Unpatented technology	—	5-7 years	—
Trademarks / tradenames	9 years	5 years	15 years
Customer relationships & other	7-8 years	—	3 years

Method	Economic consumption period	Straight-line	Straight-line

Under the economic consumption period method, the amortization of each group of intangible assets is directly based on the pattern of after-tax cash flows over the deemed economic life of the group of intangible assets. This method of amortization is more accelerated in early years than a straight-line amortization method and more accurately reflects the pattern in which the economic benefits of the intangible assets related to the Bentec and Aeronex acquisitions are expected to be consumed.

Deferred Tax Assets

The Company’s valuation allowance against the U.S. deferred tax assets is based on an assessment of historical pre-tax income (loss) and projected pre-tax income (loss) for early future periods. In addition, there is a

MYKROLIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

valuation allowance against the deferred tax assets in certain foreign subsidiaries based on our assessment of historical pre-tax income and projected pre-tax income for early future periods. The Company currently expects there will be sufficient pre-tax income during 2005 to realize deferred tax assets in these foreign subsidiaries. The Company currently forecasts pre-tax income in the U.S. and in addition, has undertaken tax-planning initiatives designed to generate future U.S. taxable income however due to the early future period uncertainty a full valuation remains on the U.S. deferred tax assets at December 31, 2004. As future taxable income is generated in the U.S. against which these tax assets may be applied, some portion or all of the valuation allowance will be reversed and consequently an increase in net income will be reported in future years.

Income Tax Contingencies

Tax contingencies are recorded for probable exposures involving tax positions taken that could be challenged by taxing authorities. These probable exposures result from the varying application of statutes, rules, regulations and interpretations. The Company’s estimate of the value of its tax contingencies contains assumptions based on past experiences and judgments about potential actions by taxing jurisdictions. It is reasonably likely that the ultimate resolution of these matters may be greater or less than the amount currently accrued.

Net Sales

Net sales consist of revenue from sales of products net of trade discounts and allowances. The Company recognizes revenue upon shipment, primarily FOB shipping point, when evidence of an arrangement exists, contractual obligations have been satisfied, title and risk of loss have been transferred to the customer and collection of the resulting receivable is reasonably assured through historical collection results and regular credit evaluations. In most transactions, the Company has no obligations to customers after the date products are shipped other than pursuant to warranty obligations. In the event that significant post-shipment obligations or uncertainties exist such as customer acceptance, revenue recognition is deferred as appropriate until such obligations are fulfilled or the uncertainties are resolved. Costs incurred for shipping and handling are included in revenues and cost of sales.

Research and Development Costs

Research and development expenses consist primarily of salaries and related expense for personnel engaged in research and development, fees paid to consultants, material cost for test units and other expense related to the design, development, testing and enhancement of products. All research and development costs are expensed as they are incurred.

Other Income (Expense)

Other income (expense), net includes foreign currency transaction exchange gains and losses, interest income and expense, income and losses on investments in 20%–50% owned entities accounted for under the equity method and royalty income from Nihon Millipore (see Note 16-Transactions with Millipore). On a periodic basis, equity method investments and other investments are reviewed to determine if impairment exists.

Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share is based on the

MYKROLIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

weighted average number of common shares and dilutive common equivalent shares assumed during the period, calculated using the treasury stock method which determines additional common shares that are issuable upon exercise of outstanding stock options and restricted stock. Shares used to compute diluted loss per share exclude common share equivalents if their inclusion would have an anti-dilutive effect.

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

Pension Obligations

The Company has pension costs and credits, which are developed from actuarial valuations. Inherent in these valuations are key assumptions, including discount rates, compensation increases, healthcare costs and expected return on plan assets, which are usually updated on an annual basis at the beginning of each fiscal year. The Company is required to consider current market conditions in making these key assumptions. Changes in the related pension costs or credits may occur in the future due to changes in assumptions.

Other Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and the change in accumulated other comprehensive income (loss). The Company’s accumulated other comprehensive income (loss) shown on the consolidated balance sheets consists of foreign currency translation adjustments which are not adjusted for income taxes since they relate to indefinite investments in non-U.S. operations, unrealized losses on available-for-sale marketable securities and certain pension adjustments.

3.    Stock Based Compensation

The Company’s employee stock compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related

MYKROLIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

interpretations. Under this method, no compensation expense is recognized as long as the exercise price equals or exceeds the market price of the underlying stock on the date of the grant. The Company elected the disclosure-only alternative permitted under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS 148, for fixed stock-based awards to employees. All non-employee stock-based awards are accounted for at fair value and recorded as compensation expense over the period of service in accordance with SFAS 123 and related interpretations.

In the fourth quarter of 2004, the Company accelerated the vesting of certain unvested stock options awarded to employees, officers and other eligible participants under the Company’s various stock option plans. In addition, the board of directors approved the lapsing of all restrictions on shares subject to certain out-of-the-money stock options granted to employees in December 2003. As such, the Company fully vested options to purchase 1,161,040 shares of the Company’s common stock with exercise prices greater than or equal to $13.49 per share. The acceleration of the vesting of these options did not result in a charge based on generally accepted accounting principles. For pro forma disclosure requirements under SFAS 123, the Company recognized $10,540 of stock-based compensation for all options whose vesting was accelerated. These modifications were made in anticipation of adopting SFAS No. 123(R) (“SFAS 123(R)”) issued on December 16, 2004. SFAS 123(R) supersedes APB Opinion No. 25 and its related implementation guidance and requires the fair value of share based payments such as stock options be recognized in the financial statements as compensation expense. SFAS 123(R) becomes effective for the Company on July 3, 2005. These actions were undertaken to produce a more favorable impact on the Company’s results of operations upon adoption of SFAS 123(R).

The following pro forma information regarding net income (loss) has been calculated as if the Company had accounted for its employee stock options and stock purchase plan under the fair value method under SFAS 123.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows:

	Year Ended December 31
	2004	2003	2002
Net income (loss), as reported	$29,597	$(8,104)	$(31,761)
Add: Stock-based compensation included in net loss, net of related tax effects		17	588
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(24,207)	(14,398)	(15,770)

Pro forma net loss	$5,390	$(22,485)	$(46,943)

Basic income (loss) per share:
As reported	$0.71	$(0.20)	$(0.80)

Pro forma	$0.13	$(0.56)	$(1.18)
Diluted income (loss) per share:
As reported	$0.68	$(0.20)	$(0.80)

Pro forma	$0.12	$(0.56)	$(1.18)

MYKROLIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

The fair value of options granted under both the Company’s stock-based plan were estimated at grant date using a Black-Scholes option pricing model with the following weighted-average assumptions:

	2004	2003	2002
Average risk-free interest rate	3.6%	3.2%	4.0%
Range of expected life of option grants	5 years	5 years	5 years
Expected volatility of underlying stock	71%	69%	80%
Dividend rate	$0	$0	$0

The weighted average estimated fair value of stock options granted during the years ended December 31, 2004, 2003 and 2002 was $ 12.63 per share, 9.03 per share and $5.13 per share, respectively.

During 2004, the Company issued an option to purchase 25,000 shares of its common stock to a non-employee. This option vests over 4 years; 25% after year 1, quarterly thereafter and expires in 7 years. The Company accounts for this option in accordance with EITF Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees” and FIN 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans an interpretation of APB Opinions No. 15 and 25, for Acquiring, or in Conjunction with Selling, Goods or Services”. Accordingly, variable plan accounting is used, whereby stock-based compensation expense is re-measured at each reporting date from the date of grant until the option is exercised, and incorporates the then-current fair market value of the Company’s common stock, volatility of underlying stock, risk free rates, and contractual life of the options into the Black-Scholes option pricing model. This was only an option grant and was not tied to any other agreements with this individual.

4.    Basic and Diluted Earnings (Loss) per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the year ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Numerator:
Net income (loss)	$29,597	$(8,104)	$(31,761)

Denominator:
Basic weighted average shares outstanding	41,490,529	39,938,831	39,628,052
Diluted weighted average shares outstanding	43,239,571	39,938,831	39,628,052
Net income (loss) per share:
Basic.	$0.71	$(0.20)	$(0.80)
Diluted	$0.68	$(0.20)	$(0.80)

Stock options covering 2,738,264, 8,395,888, and 8,016,375 shares for the years ended December 31, 2004, 2003 and 2002, respectively, were not included in the computation of diluted earnings (loss) per share because to do so would have been antidilutive for the period.

MYKROLIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

5.    Statement of Operations Information

	Year Ended December 31,
	2004	2003	2002
Included in costs and operating expenses
Depreciation of property, plant and equipment	$9,397	$9,653	$9,178

Other income (expense)
Gain on foreign currency transactions	561	567	1,632
Royalty income from Millipore Corporation	358	536	553
Interest income and other	768	570	1,220
Income (loss) from equity method investments	602	587	(38)

Other income (expense), net	$2,289	$2,260	$3,367

6.    Acquisitions

During the third quarter of 2004, the Company completed the acquisition of Bentec Scientific LLC, a privately held manufacturer of polyvinyl alcohol (“PVA”) roller brushes used in post-chemical mechanical planarization (“CMP”) clean applications. The purchase price was $10,441 including cash paid of $4,820, a deposit of $3,002 paid during the fourth quarter of 2003, net of $54 to discharge a loan payable to the Company and future amounts of $2,566 withheld until certain conditions are satisfied and to secure the seller’s indemnity obligations. The Bentec acquisition was accounted for under the purchase method of accounting and Bentec’s results of operations are included in the Company consolidated financial statements since August 12, 2004, the date of purchase. The aggregate purchase price included transaction costs of $100 and cash of $10,341 of which $2,566 has been withheld until certain conditions are satisfied and to secure the seller’s indemnity obligations. The transaction also includes agreements for the seller to manufacture products for the Company at raw material cost until January 2005 and for the Company to pay an aggregate of $400 for research and development services over three years plus up to $2,075 for new product developments when and if delivered. These costs, other than inventory purchases, will be expensed as incurred.

The following table summarizes the estimated fair values of the assets acquired at the date of acquisition.

Current assets	$372
Property, plant and equipment	154
Intangible assets	3,140
Goodwill	6,775

Total purchase price including acquisition costs	$10,441

The $3,140 of acquired intangible assets included $840 of patent core technologies (6-year economic consumption life), $400 patent completed technologies (4-year economic consumption life), and $1,900 of customer relationships (8-year economic consumption life). The $6,775 of goodwill was assigned to the Company’s liquid products reporting unit and primarily relates to synergies the Company expects to realize by providing sales and marketing channels for the PVA roller brushes especially in Asia and Japan and is expected to be deductible for tax purposes but will not be realized until the Company utilizes existing tax-loss carryforwards in the U.S.

During the fourth quarter of 2003, the Company acquired the business and certain of the assets and liabilities of Aeronex, Inc., a privately held company that developed, manufactured and marketed gas purification

MYKROLIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

components and systems. The Aeronex products complement the Company’s line of gas purifiers. The Aeronex acquisition was accounted for under the purchase method of accounting and Aeronex’s results of operations are included in our consolidated financial statements since October 27, 2003, the date of purchase.

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

The $4,180 of acquired intangible assets included $1,180 for core technologies (9-year economic consumption life), $1,510 for two specific product lines (6-year economic consumption life), $1,210 for customer relationships (8-year economic consumption life), and $280 for tradenames (8-year economic consumption life).

The $2,863 of goodwill was assigned to the Company’s gas microcontamination reporting unit and is expected to be deductible for tax purposes but will not be realized until the Company utilizes existing tax-loss carryforwards in the U.S.

7.    Goodwill and Other Intangible Assets

The Company tests goodwill for impairment annually or whenever events and changes in circumstances occur. The Company determined that for purposes of these assessments, the Company’s business consists of liquid products, gas delivery and gas microcontamination products reporting units. The Company estimated the gas delivery and gas microcontamination reporting units’ fair value and compared it to the carrying value of the reporting units’ net assets. The annual impairment test for the liquid products reporting unit was not required since Bentec Scientific LLC was acquired in the third quarter of 2004 and no events or changes in circumstances triggering impairment testing occurred through December 31, 2004. As of December 31, 2004 and 2003, the liquid products, gas delivery and gas microcontamination products reporting units’ fair value exceeded the value of net assets, and therefore goodwill was not impaired.

As of December 31, 2004, goodwill amounted to $24,148. The change in the carrying value of goodwill for the year ended December 31, 2004 is as follows:

Balance as of December 31, 2003	$17,317
Goodwill acquired during 2004	6,775
Adjustment to Aeronex goodwill acquired 2003	56

Balance as of December 31, 2004	$24,148

MYKROLIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

Other identifiable intangible assets of $8,867 and $7,622 (net of accumulated amortization) at December 31, 2004 and 2003, respectively, are summarized in the following table by major intangible asset class.

	As of December 31,
	2004		2003
	Gross carrying amount	Accumulated amortization	Gross carrying Amount	Accumulated amortization
Patents	$18,165	$12,437	$16,925	$10,966
Unpatented technology	8,505	8,505	8,505	8,505
Trademarks / tradenames	3,186	2,956	3,186	2,901
Customer relationships & other	3,417	508	1,496	118

	$33,273	$24,406	$30,112	$22,490

Total amortization expense for the years ended December 31, 2004, 2003 and 2002 was $1,916, $1,540 and $1,674, respectively. Estimated amortization expense for the fiscal years 2005 to 2009 is $2,382, $2,565, $1,736, $891 and $580 respectively.

8.    Marketable securities

Reclassification of Certain Securities

During the fourth quarter of 2004, the Company concluded that it was appropriate to classify investments in auction rate securities as current investments in marketable securities. For the quarters ended July 3, 2004 and October 2, 2004, such investments had been classified as cash and cash equivalents. Accordingly, the classification of these securities has been revised to report these securities as current investments in a separate line item on the Consolidated Balance Sheet as of December 31, 2004. The Company also made corresponding adjustments to the Consolidated Statement of Cash Flows for the period ended December 31, 2004, to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification does not affect previously reported cash flows from operations or from financing activities in the previously reported Consolidated Statements of Cash Flows, or the previously reported Consolidated Statements of Income for any period.

As of July 3, 2004 and October 2, 2004, $5,000 and $20,000, respectively, of these current investments were originally classified as cash and cash equivalents on the Condensed Consolidated Balance Sheets. For the fiscal quarters ended July 3, 2004 and October 2, 2004, net cash used in investing activities related to these current investments of $(5,000) and $(15,000), respectively, were included in the changes in cash and cash equivalents in the Condensed Consolidated Statements of Cash Flows.

Current Investments

Marketable securities consist of government securities, high-grade corporate bonds and auction rate securities. The Company classifies these investments as available-for-sale and records them at fair market value. Marketable securities reported as short term represent investments that mature within one year from the balance sheet date. Long-term marketable securities represent investments with maturity dates greater than one year from the balance sheet date. At the time that the maturity dates of these investments become one year or less, the securities are reclassified to short term. Unrealized gains or losses on the Company’s available-for-sale securities are included in accumulated other comprehensive loss as a component of shareholders’ equity. Investments in

MYKROLIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

auction rate securities are recorded at cost, which approximates fair market value due to their variable interest rates. Auction rate securities are typically reset every 35 days, and, despite the long-term nature of their stated contractual maturities, these securities can be quickly liquidated. As of December 31, 2004, there are no unrealized gains (losses) or realized gains (losses) from these investments have been recorded. In addition, all income generated from these investments was recorded as interest income.

The following is a summary of marketable securities as of December 31, 2004 and 2003:

	Cost	Unrealized Loss	Estimated Fair Value
December 31, 2004
U.S. Treasury and agency securities	$10,000	$(33)	$9,967
Corporate bonds	12,315	(54)	12,261
Auction rate securities	20,000	—	20,000

Total short term investments	$42,315	$(87)	$42,228

	Cost	Unrealized Loss	Estimated Fair Value
December 31, 2003
U.S. Treasury and agency securities	$10,000	$(56)	$9,944
Corporate bonds	4,353	(31)	4,322

Total long term investments	$14,353	$(87)	$14,266

9.    Restricted Cash

At December 31, 2004 and 2003, the Company had cash collateratization totaling $1,502 and $1,782, respectively. This collateral related to a security deposit under a lease for the Company’s corporate headquarters, research and development and manufacturing facility as well as other security deposits and was invested in certificates of deposit and money market funds at December 31, 2004.

MYKROLIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

10.    Balance Sheet Information

	December 31,
	2004	2003
Accounts receivable
Accounts receivable	$50,388	$37,952
Notes receivable	12,326	9,305
Less: allowance for doubtful accounts	(258)	(559)

Total	$62,456	$46,698

Inventories
Raw materials	$28,390	$27,467
Work in process	8,103	8,198
Finished goods	21,401	22,510
Less: inventory reserves	(16,059)	(19,404)

Total	$41,835	$38,771

Property, plant and equipment
Land	$2,191	$2,110
Leasehold improvements	43,693	43,282
Buildings and improvements	30,622	31,107
Production and other equipment	55,646	57,387
Construction in progress	1,427	213
Less: accumulated depreciation	(68,015)	(63,066)

Total	$65,564	$71,033

Accrued expenses
Accrued employee payroll and benefits	$21,786	$15,536
Accrued warranty	1,541	1,302
Accrued restructuring costs (excluding work force)	1,413	3,074
Other accrued expenses	8,164	4,869

Total	$32,904	$24,781

Other liabilities
Retirement benefits	$10,809	$11,256
Deferred rent	796	656

Total	$11,605	$11,912

MYKROLIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

11.    Income Taxes

The Company’s income tax expense is summarized as follows for the year ended December 31:

	2004	2003	2002
Domestic and foreign income (loss) before income taxes:
Domestic	$16,143	$(14,043)	$(32,654)
Foreign	22,792	10,916	3,011

	$38,935	$(3,127)	$(29,643)

Domestic and foreign income tax expense (benefit):
Domestic	$1,016	$647	$—
Foreign	8,322	4,330	2,118
State	—	—	—

	$9,338	$4,977	$2,118

Current and deferred income tax expense:
Current	$9,234	$1,690	$1,244
Deferred	104	3,287	874

	$9,338	$4,977	$2,118

A summary of the differences between the Company’s consolidated and combined effective tax rate and the United States statutory federal income tax rate is as follows:

	2004	2003	2002
U.S. statutory income tax rate	35.0%	35.0%	35.0%
State income tax, net of federal income tax benefit	.8	11.0	2.5
Impact of foreign operations	2.8	(21.3)	(0.7)
Nondeductible goodwill amortization and other permanent items	.3	(8.9)	(5.3)
Valuation allowance	(14.9)	(174.9)	(38.6)

Effective tax rate	24.0%	(159.2)%	(7.1)%

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	2004	2003
Intercompany and inventory related transactions	$8,082	$9,004
Pension benefits	3,415	3,220
Post-retirement benefits	0	639
Bad debts	86	127
Restructuring	622	1,333
Net operating loss carryforwards	19,131	23,030
Tax credits, including tax credits on unremitted earnings	22,907	20,518
Depreciation	541	(488)
Other, net	5,278	4,451

	60,062	61,834
Less: valuation allowance	(53,495)	(57,759)

Net deferred tax asset	$6,567	$4,075

MYKROLIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

At December 31, 2004, the Company has foreign tax credit carry-forwards of approximately $1,267 that expire in 2011 to 2014, general business tax credits of $1,575 that expire in 2021 to 2024, and alternative minimum tax credits of $50 that have an unlimited carryover period. Net operating loss carry-forwards of $54,661 expire in 2021 to 2024.

The valuation allowance is primarily recorded against foreign tax credits on unremitted earnings of the Company’s foreign subsidiaries of $20,016, other tax credits of $2,891, and U.S. deferred tax assets of $30,587 primarily attributable to net operating losses. The decrease in valuation allowance during 2004 resulted primarily from tax benefits taken by the Company that relate to U.S. net operating losses for which no tax benefit had been previously taken. The valuation allowance and related U.S. deferred tax assets was also reduced by $2,642 to account for certain post-separation net operating losses generated by the Company that are available for use by its former parent, Millipore. Under the terms of the tax sharing agreement with Millipore entered into in connection with our Separation from Millipore, the Company is entitled to be paid for tax attributes utilized by Millipore. In the first quarter of 2004, the Company received a payment with respect to these tax attributes of $1,255 from Millipore. As a result, this payment was recorded as an increase in additional paid-in capital included in stockholder’s equity. No receivable has been established for any remaining portion of these expunged attributes since the Company continues to review this matter with its former parent. Upon any cash settlement in the future, the Company will record a similar adjustment to reflect the contribution to capital by Millipore.

The Company currently expects there will be sufficient pre-tax income during 2005 to realize deferred tax assets in these foreign subsidiaries. The Company currently forecasts pre-tax income in the U.S. and in addition, has undertaken tax-planning initiatives designed to generate future U.S. taxable income however due to the early future period uncertainty, a full valuation remains on the U.S. deferred tax assets at December 31, 2004. As future taxable income is generated in the U.S. against which these tax assets may be applied, some portion or all of the valuation allowance will be reversed and consequently an increase in net income will be reported in future years.

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

12.    Stock Plans

Equity Incentive Plan

During 2001, the Company adopted the 2001 Equity Incentive Plan (the “2001 Plan”) which was approved by the Company’s shareholder. The 2001 Plan provides for the issuance of stock-based and other incentive awards to selected employees, directors, and other persons (including both individuals and entities) who provide services to the Company or its Affiliates. The Board of Directors determines the term of each option, option price, number of shares for which each option is granted, whether restrictions will be imposed on the shares subject to options, and the rate at which each option is exercisable. The exercise price for incentive stock options may not be less than the fair market value per share of the underlying common stock on the date granted (110% of fair market value in the case of holders of more than 10% of the voting stock of the Company). The 2001 Plan contains an “evergreen” provision, which increases the number of shares in the pool of options available for grant annually by 1% of the number of shares of common stock outstanding on the date of the Annual Meeting of Stockholders or such lesser amount determined by the Board of Directors.

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

The Millipore Plan also provided that the restricted stock, which was awarded to key members of senior management at no cost to them, could not be sold, assigned, transferred or pledged during a restriction period which was normally four years but in some cases less. In most instances, shares were subject to forfeiture should employment terminate during the restriction period. The restricted stock was recorded at its fair market value on the award date and the related deferred compensation was amortized to selling, general and administrative expenses over the restriction period. The allocated portion of compensation expense attributable to the Company’s employees was $595 in 2001. At December 31, 2001, the Company’s employees held 26,182 shares of restricted stock. All of the restricted shares of Millipore held by the Company’s employees vested on February 11, 2002. This modification resulted in an additional compensation charge of $476 in 2002. During 2002, there was also an additional stock based compensation expense of $588 for the termination of two executives.

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

Effective December 9, 2004, the ESPP was terminated but allowed for a one time shortened offering with a six month purchase period, an offering date of December 9, 2004 and a purchase date of June 9, 2005.

Each employee may purchase up to 10% (up to a maximum of $25,000) of eligible compensation. During the year ended December 31, 2004, 2003 and 2002, 143,473, 123,381 and 50,975 shares of common stock were issued under the ESPP, respectively.

Non-Employee Director Stock Option Plan

During 2001, the Company adopted the 2001 Non-Employee Director Stock Option Plan (the “Directors Plan”) as approved by the Company’s shareholders. The Directors Plan allows for the issuance of 250,000 shares of common stock. Under the Directors Plan, each Non-Employee Director who was in office prior to the initial public offering of the Company’s common stock, was automatically granted options to purchase 10,000 shares of common stock, unless such Non-Employee Director had previously received such a grant prior to the date of the initial public offering. Each newly elected eligible director is granted options to purchase 15,000 shares of common stock on the date of his or her first election. Following the initial grant, each director is automatically awarded options to purchase 10,000 shares of common stock for each subsequent year of service as a director. The exercise price of the stock options may not be less than the fair market value of the stock at the date of grant.

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

Restricted Stock Awards and Performance Based Restricted Stock Awards

Restricted stock awards are grants that entitle the holder to shares of common stock as the award vests. During fiscal 2004, 506,254 stock awards with a weighted-average fair value of $12.67 per share were granted and generally vest ratably over the three to four years. As of December 31, 2004, none of these stock awards are vested.

In 2004, performance based stock awards for the performance period ending December 30, 2005 were granted in the aggregate amount of 106,950 shares with a weighted average fair value of $12.79 per share. None of these shared performance stock awards were vested at December 31, 2004. Performance based restricted stock awards are a form of stock award in which the vesting of shares received depends on performance against specified performance targets. The performance period is January 1, 2005 through December 31, 2005. At the end of the performance period, if the performance metrics are met, the entire stock award will vest equally over three years. If the performance metrics fall below target (i.e. budget), 50% of the award will vest equally over three years and 50% at the end of four years. If the performance metrics fall below threshold (i.e. below budget but above a defined minimum level), the whole award will vest at the end of four years. The performance metrics established for the performance period will be determined by the Board of Directors or a committee of the Board in its sole discretion. Shares of stock will be issued as the stock awards vest ratably over the following three to four years.

Restricted stock awards and performance based restricted stock awards are amortized over three to four years using the straight line method. During 2004, $153 was recorded as compensation expense associated with these awards. For purposes of calculating compensation expense associated with the performance based restricted stock awards, a four year vesting period has been assumed. In the event that the above described performance criteria is achieved during 2005, these awards will vest over a shorter period as described above and future compensation expense will be accelerated accordingly.

MYKROLIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

Activity under the Company’s plans:

	Shares	Option Price	Weighted Average Exercise Price
Options outstanding at January 1, 2002	4,162,451	$9.10-$15.00	$12.93
Options granted	4,728,507	$5.20-$15.16	$7.60
Options exercised	(132,950)	$5.33-$15.00	$9.77
Options expired	(8,340)	$11.60-$15.00	$12.75
Options canceled	(733,293)	$5.33-$15.16	$11.49

Options outstanding at December 31, 2002	8,016,375	$5.20-$15.16	$9.97

Options exercisable at December 31, 2002	2,642,537
Shares available for future grant at December 31, 2002	1,231,102

Options outstanding at January 1, 2003	8,016,375	$5.20-$15.16	$9.97
Options granted	1,406,989	$6.97-$15.46	$14.82
Options exercised	(468,411)	$5.33-$15.00	$10.48
Options expired	(227,717)	$5.33-$15.00	$12.12
Options canceled	(331,348)	$5.98-$15.00	$10.66

Options outstanding at December 31, 2003	8,395,888	$5.20-$15.46	$10.67

Options exercisable at December 31, 2003	3,907,498
Shares available for future grant at December 31, 2003	1,046,704

Options outstanding at January 1, 2004	8,395,888	$5.20-$15.46	$10.67
Options granted	619,500	$9.88-$16.65	$12.63
Options exercised	(1,158,582)	$5.20-$15.00	$8.50
Options expired	(91,862)	$5.98-$15.00	$11.45
Options canceled	(333,228)	$5.98-$15.46	$11.87

Options outstanding at December 31, 2004	7,431,716	$5.33-$16.65	$11.10

Options Exercisable at December 31, 2004	5,787,982
Shares available for future grant at December 31, 2004	734,703

The following table summarizes information about stock options at December 31, 2004:

	Options Outstanding		Weighted Average Exercise Price	Options Exercisable
Range of Exercise Prices	Outstanding	Weighted Average Remaining Life in Years		Exercisable	Weighted Average Exercise Price
$5.33-$7.87	1,876,471	4.9	$6.64	1,159,096	$6.53
$8.00-$11.60	2,816,981	5.3	$10.20	2,009,706	$9.69
$12.79-$16.65	2,738,264	4.8	$15.11	2,619,180	$15.12

$5.33-$16.65	7,431,716	5.1	$11.10	5,787,982	$11.51

MYKROLIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

13.    Employee Retirement Plans

At the Distribution date, the Company assumed responsibility for certain of the pension benefits and the other post-retirement benefits for employees whose last work assignment prior to the Distribution was with the Company. These employees are collectively referred to as “Mykrolis Employees.” The pension liabilities that have been assumed by the Company and the liabilities related to the other post-retirement benefits as well as the related expenses have been reflected in the consolidated financial statements for all years presented.

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

The total combined expenses under the Savings and Investment Plan and Participation Plan was $3,231 in 2004, $2,676 in 2003, and $2,407 in 2002.

Supplemental Savings and Retirement Plan

Mykrolis offers a Supplemental Savings and Retirement Plan (the “Supplemental Plan”) to certain senior executives that allows certain salary deferral benefits that would otherwise be lost by reason of restrictions imposed by the Internal Revenue Code limiting the amount of compensation which may be deferred under tax-qualified plans. The liabilities related to these rights are reflected in the consolidated balance sheets. During the years ended December 31, 2004, 2003 and 2002, the Company’s expense was $83, $23 and $20, respectively.

Japan Retirement and U.S. Post-Retirement Benefit Plans

The employees of the Company’s subsidiary in Japan (“Nihon Mykrolis”) are covered in a defined benefit pension plan. Additionally, substantially all the Company’s U.S. employees were covered under several unfunded defined benefit post-retirement benefit plans. The plans provide medical and life insurance benefits and were, depending on the plan, either contributory or non-contributory. During the third quarter of 2004, Mykrolis terminated certain unfunded post-retirement medical benefits offered to U.S. retirees. The termination of these benefits resulted in a settlement gain of $805 and a curtailment gain of $1,171 both of which are recorded as a reduction of selling, general and administration expenses for 2004. This resulted from the reversal of the liabilities associated with these benefits of $1,976.

MYKROLIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

The tables below set forth the estimated net periodic cost and funded status of the Nihon Mykrolis Pension Plan and the U.S. Post-Retirement Benefit Plans.

	Nihon Mykrolis Pension Plan		U.S. Post-Retirement Benefits
	2004	2003	2003
Change in benefit obligation:
Benefit obligation at beginning of year	$11,610	$9,360	$1,506
Service cost	888	790	127
Interest cost	216	241	60
Actuarial loss (gain)	719	588	(670)
Foreign exchange impact	462	1,114	N/A
Benefits paid	(1,371)	(483)	—

Benefit obligation at end of year	$12,524	$11,610	$1,023

Change in plan assets:
Fair value of plan assets at beginning of year	$2,467	$2,133	N/A
Actual return on plan assets	7	(5)	N/A
Company contributions	294	99	N/A
Foreign exchange impact	104	240	N/A
Settlements	(49)

Fair value of plan assets at end of year	$2,823	$2,467	N/A

Funded status	$(9,701)	$(9,143)	$(1,023)
Unrecognized net loss (gain)	2,200	1,662	(805)

Accrued benefit cost	$(7,501)	$(7,481)	$(1,828)

Amounts recognized in the statement of financial position consist of:

	Nihon Mykrolis Pension Plan		U.S. Post-Retirement Benefits
	2004	2003	2003
Prepaid benefit cost	$—	$—	$—
Accrued benefit cost	(8,143)	(7,702)	(1,828)
Accumulated other comprehensive loss	642	221	—

Net amount recognized	(7,501)	(7,481)	(1,828)

MYKROLIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

The accumulated benefit obligation for the Company’s pension plan was $10,966 and $10,169 at December 31, 2004 and 2003, respectively.

	Nihon Mykrolis Pension Plan			U.S. Post-Retirement Benefits
	2004	2003	2002	2003	2002
Components of net periodic benefit cost:
Service cost	$888	$790	$722	$127	$204
Interest cost	216	241	204	60	76
Expected return on plan assets	(18)	(16)	(14)	N/A	N/A
Amortization of unrecognized gain	—	—	—	(42)	(11)
Recognized actuarial loss	36	—	13	—	—
SFAS 88 settlement loss	241

Net periodic benefit cost	1,363	1,015	925	145	269
Curtailment cost	—	—	—	—	—

Total benefit cost (income)	$1,363	$1,015	$925	$145	$269

	Nihon Mykrolis Pension Plan		U.S. Post-Retirement Benefits
	2004	2003	2003
Increase in minimum liability included in other comprehensive income	$412	$221	—

Assumptions:

	Nihon Mykrolis Pension Plan		U.S. Post-Retirement Benefits
	2004	2003	2003
Weighted average assumptions used to determine benefit obligations at December 31:
Discount rate	1.86%	1.87%	6.25%
Rate of compensation increase	2.00%	2.00%	N/A
Weighted average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	1.87%	1.87%	6.50%
Expected return on plan assets	0.75%	0.75%	N/A
Rate of compensation increase	2.00%	2.00%	N/A

U.S. Post-Retirement Benefits
2003
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	8.0%
Rate to which the cost trend rate is assumed to decline	5.0%
Year that the rate reaches the ultimate trend rate	2009

Plan Assets

At December 31, 2004 and 2003, the Company’s pension plan assets were invested in a Japanese insurance company’s guaranteed-return fixed income securities. There is interest rate risk associated with the valuation of

MYKROLIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

these investments. The long-term rate of return on Japanese pension plan assets was developed through an analysis of historical returns and the fund’s current guaranteed return rate. Estimates of future returns are based on a continuation of the existing guaranteed rate of return.

Cash Flows

Contributions

During 2005, the Company expects to contribute $374 to its defined benefit pension plan in Japan.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Pension Benefits
2005	$116
2006	179
2007	636
2008	842
2009	469
Years 2010-2014	2,025

14.    Segment Information

The Company has one reportable segment that develops, manufactures and sells consumables and capital equipment to semiconductor fabrication companies and other companies using similar manufacturing processes, as well as OEM suppliers to those companies. The Company also provides warranty and repair services to customers in this segment. The Company’s products include consumable products and equipment products that are used in the manufacture of semiconductors and other high precision electronic devices. Consumable products, including service revenue, accounted for 69%, 71% and 65%, of revenues for the years ended December 31, 2004, 2003 and 2002 respectively, and equipment products accounted for 31%, 29% and 35%, respectively, for these same periods. The Company’s products are sold worldwide through a direct sales force and through distributors in selected regions.

Geographical Information:

The Company attributes net sales and long-lived assets to different geographic areas on the basis of the location of the customer. Net sales for each of the years ended December 31, 2004, 2003 and 2002 along with long-lived asset information as of December 31, 2003 and 2002 by geographic area in U.S. dollars are presented as follows:

	Net Sales
	Year Ended December 31,
	2004	2003	2002
North America	$76,391	$49,280	$55,344
Japan	107,808	67,511	63,323
Taiwan	40,176	24,403	20,746
Asia—Other	37,355	25,962	21,057
Europe	27,500	18,742	17,979

Total	$289,230	$185,898	$178,449

MYKROLIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

	Long-Lived Assets
	2004	2003
North America	$79,421	$76,163
Japan	17,908	18,397
Asia	979	1,038
Europe	271	374

Total	$98,579	$95,972

A reconciliation of the Company’s long lived assets to the consolidated balance sheets as of December 31, 2004 and 2003 is as follows:

	2004	2003
Long-lived assets by geography	$98,579	$95,972
Current assets	239,055	162,362
Marketable securities	—	14,266
Restricted cash	1,502	1,782
Deferred income taxes	5,050	3,411
Other assets	6,782	5,962

Total assets	$350,968	$283,755

15.    Significant Customers and Concentration of Risk

Historically, the Company has relied on a limited number of customers for a substantial portion of its net sales. During the fiscal years ended December 31, 2004, 2003 and 2002 revenues from one customer represented 14%, 11% and 13%, respectively of total net sales. Accounts receivable for this customer was $8,197, $5,713 and $3,843 at December 31, 2004, 2003 and 2002, respectively. There were no other customers that accounted for more than 10% of revenues or accounts receivable during any of these years.

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

General Assignment and Assumption Agreement

The General Assignment and Assumption Agreement identifies the assets that Millipore transferred to the Company and the liabilities that the Company assumed from Millipore in the Separation. In general, the assets

MYKROLIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

transferred and the liabilities assumed are those that appear on the consolidated balance sheet, after adjustment for certain assets and liabilities that were retained by Millipore and for activity that occurs between the balance sheet date and the Separation.

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

Royalty Agreement

During 2001, Mykrolis entered into a royalty agreement with Nihon Millipore, which provides Nihon Millipore the right to use certain intellectual property that was developed by Mykrolis in connection with the bioscience business. As a result of this agreement, $358, $535 and $553 in royalty income from Millipore was recognized and recorded in other income (expense), net for the years ended December 31, 2004, 2003 and 2002, respectively. Millipore discontinued usage of distribution and research and development services in Japan and vacated the Japanese manufacturing site in late 2004, therefore, intellectual property royalty income ceased in the fourth quarter of 2004.

Income and expenses

For the years ended December 31, 2004, 2003 and 2002 the Company purchased products from Millipore for inclusion in its products sold to third parties totaling $3,986, $3,016 and $ 2,717 respectively. Products sold to Millipore totaled $1,308, $1,587 and $2,010 for the years ended December 31, 2004, 2003 and 2002, respectively.

For the years ended December 31, 2004, 2003 and 2002 services purchased under the transition service agreements between Millipore and the Company are as follows.

Purchased costs	Year ended December 31, 2004	Year ended December 31, 2003	Year ended December 31, 2002
Cost of sales	$2,815	$1,986	$3,884
Selling, general and administrative	—	796	3,126
Research and development	94	205	642

Total	$2,909	$2,987	$7,652

MYKROLIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

For the year ended December 31, 2004, 2003 and 2002, services provided to Millipore related to manufacturing, distribution, research and development and management are presented below. Also included in the table below is sublease income from Millipore for manufacturing space they occupy in the Company’s Yonezawa, Japan facility of $758, $758 and $704 for the years ended December 31, 2004, 2003 and 2002, respectively. These costs provided to Millipore are reductions to operating expenses in the Company’s consolidated financial statements. Millipore discontinued usage of our distribution and research and development services in Japan and vacated the Japanese manufacturing site in the fourth quarter of 2004.

Costs provided	Year ended December 31, 2004	Year ended December 31, 2003	Year ended December 31, 2002
Cost of sales	$172	$479	$870
Selling, general and administrative	634	817	880
Research and development	—	—	—

Total	$806	$1,296	$1,750

Net Transfers To/From Millipore Corporation

After the Separation from Millipore, any changes to the Company’s April 1, 2001 balance sheet were made through additional paid in capital included in shareholders’ equity. During 2002, these transfers primarily consist of the $9,000 income tax receivable described in Note 11 above as well as fixed asset adjustments. In addition, during 2004, Millipore notified the Company that certain of the Company’s U.S. tax attributes were utilized in connection with Millipore’s consolidated tax return filings for periods between the Separation and the Distribution Date. Under the terms of the tax sharing agreement with Millipore in connection with the Separation, the Company is entitled to be paid for tax attributes utilized by Millipore. On March 5, 2004, the Company received a payment with respect to these tax attributes of $1,255 from Millipore. As a result, this payment was recorded as an increase in additional paid-in capital included in stockholders’ equity.

17.    Commitments and Contingencies

Leases

The Company’s capital and operating lease agreements cover sales offices, manufacturing, vehicle, information technology equipment and warehouse space. These leases have expiration dates through 2014. Certain land and building leases contain renewal options for periods ranging from one to five years and purchase options at fair market value. During 2003, the Company exited its San Clemente, CA manufacturing facility as part of the 2002 restructuring decision to discontinue the manufacturing of certain gas products. During the fourth quarter of 2003, the Company assumed certain liabilities of Aeronex, Inc.; which included the assignment of two facility leases in San Diego, CA. During 2002, the Company entered into a 12–year lease for its new corporate headquarters, research and development and manufacturing facility. Annual rental payments under the lease are $2,451 for the first six years and $2,801 for the remaining six years plus basic operating costs and real estate taxes. Upon execution of the lease, the Company was required to issue an irrevocable standby letter of credit in the initial amount of $1,000 to be reduced by $125 on each of the first six anniversaries of commencement of the lease. This lease also provides the Company with two 5–year renewal options at market rent. Under the lease terms relating to the vacated Bedford, Massachusetts facility, the Company has an option to purchase the facility at fair market value between June 2005 and November 2005, the expiration date of the lease, and the lessor has the option to sell the facility to the Company at 90% of the then current fair market value prior to November 30, 2005. If the lessor should exercise this option, the Company would be required to purchase this facility within twelve months following the date of exercise. Rental expense was $8,365 in 2004, $8,434 in 2003

MYKROLIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

and $8,738 in 2002. The 2004, 2003 and 2002 rental expense includes $324, $280 and $1,164 respectively, of transitional service agreement costs associated with the sharing of space owned by Millipore. The Company leased space in its Tokyo, Japan office to Millipore for research and development activities until late 2004. Millipore leases space in Bedford, MA to the Company for the manufacturing of membrane which continues to March 2006. At December 31, 2004, future minimum rents payable under non-cancelable leases with initial terms exceeding one year were as follows:

Fiscal Year	Capital Leases	Operating Leases
2005	$55	$8,961
2006	—	6,216
2007	—	4,396
2008	—	3,194
2009	—	2,599
Thereafter	—	11,017

Total minimum lease payments	55	$36,383

Less: amounts representing interest	(1)

Present value of net minimum lease payments	$54

The Company has several sublease agreements that relate primarily to excess facilities exited under various restructuring programs. As of December 31, 2004, future non-cancelable sublease rentals to be received under non-cancelable subleases are as follows: $1,419 during 2005, $27 during 2006, $27 during 2007 and $16 during 2008. There are no subleases extending beyond 2008.

Legal Proceedings

On March 3, 2003 the Company filed a lawsuit against Pall Corporation in the United States District Court for the District of Massachusetts alleging infringement of two of the Company’s U.S. patents by a fluid separation device known as the Pall Photo Kleen EZD-2 filter assembly manufactured and sold by the defendant. The Company’s lawsuit also sought a preliminary injunction preventing the defendant from the manufacture, use, sale, offer for sale or importation into the U.S. of the infringing product. On March 24, 2003 defendant filed an answer denying that its fluid separation device infringed the Company’s patents; defendant also filed a counterclaim seeking a dismissal of the Company’s lawsuit, a decree that the Company’s patents are invalid and/or not infringed and costs incurred in conducting the litigation. On April 30, 2004, the Court issued a preliminary injunction against Pall Corporation and ordered Pall to immediately stop making, using, selling, or offering to sell within the U.S., or importing into the U.S., its PhotoKleen EZD-2 Filter Assembly products or “any colorable imitation” of those products. On June 21, 2004, the Company filed a motion with the Court to hold Pall Corporation in contempt of court for failing to comply with the terms of the preliminary injunction. Subsequently, Pall filed a motion to dissolve the preliminary injunction based on two Japanese publications that it alleged raised questions as to the validity of the company’s patents. On January 18, 2005, the United States District Court of Massachusetts issued an order holding Pall Corporation in contempt of court for the violation of the preliminary injunction and ordering Pall to disgorge all profits earned from the sale of its PhotoKleen EZD-2 Filter Assembly products and colorable imitations thereof from the date the preliminary injunction was issued through January 12, 2005. In addition, Pall was also ordered to reimburse Mykrolis for certain of its attorney’s fees associated with the contempt and related proceedings. The Court’s order also dissolved the preliminary injunction, effective January 12, 2005. On February 17, 2005, the Company filed notice of appeal to the U.S.

MYKROLIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

Circuit Court of Appeals for the Federal Circuit appealing the portion of the Court’s order that dissolved the preliminary injunction Pall filed a notice of appeal to that court with respect to the finding of contempt.

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

During 2004, in conjunction with the employment and relocation of the Vice President of Business Development, the Company entered into a commitment with a third-party employee relocation administrator with respect to the sale of property located in Austin, Texas. As a part of this commitment, the Company agreed to indemnify the third-party relocation administrator against any deterioration in the market value of the property between the officer’s sale of the real property to the third party relocation administrator and resale to a third party at estimated fair market value. In connection with this indemnification commitment and other expenses associated with this relocation, the Company recorded a liability of $384 at December 31, 2004.

Product Warranty

The Company’s product warranty liability for the years ended December 31, 2004 and 2003 are summarized below.

	2004	2003
Beginning balance	$1,302	$1,566
Accruals for warranty	2,044	721
Accruals related to pre-existing warranties (including changes in estimate)	(242)	66
Settlements made	(1,563)	(1,051)

Ending balance	$1,541	$1,302

18.    Restructuring and Other Charges

The Company took several restructuring actions in 2003, 2002 and 2001 to better align its cost structure with prevailing market conditions due to the prolonged industry downturn. These actions, which were necessary as a result of reduced business volume, primarily focused on reducing our workforce and consolidating global facilities.

During 2004, the Company paid $302 for severance costs and $1,682 for leasehold/other costs consisting of lease payments, utility expenses, property taxes and general maintenance costs associated with the vacant Bedford, MA facility. The Company recorded $146 of accretion to selling, general and administration expenses during 2004 as a non-cash increase in the restructuring reserve as a result of originally recording the liability at present value. In addition, during 2004, changes to prior estimates occurred resulting in the reversal of $88 in employee severance costs and $125 in facility exit costs. These changes in estimate were primarily due to lower than expected severance benefits paid and a reduction in estimated lease costs for the Swindon, England and Bedford, MA vacant facilities.

The operating results in 2003 included total restructuring and other charges of $2,111. The Company recorded charges of $1,189 related to employee severance costs, $352 related to facility exit costs at the Swindon service facility and $570 related to changes in estimates for prior-year restructuring programs associated with the closing of manufacturing and service facilities in the United States and England.

MYKROLIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

During 2002, restructuring and other charges totaled $5,182. The Company recorded facilities exit costs of $81 and asset impairment charges of $1,683 related to the closure of the San Clemente, CA manufacturing site. Severance costs of $1,708 were recorded for reduction in force of employees in Europe, Asia and the United States. The Company recorded changes in estimate of $1,710 associated with facility exit costs for the Bedford, MA and Swindon, England sites. Also during 2002, the Company reclassified $1,638 of accrued restructuring costs from the workforce category to the leasehold/other category. This reclassification was primarily to increase the accrued restructuring costs for the Bedford, MA facility and reduce the accrued restructuring costs for 2001 reduction in force programs in Japan, Asia, Europe and the United States.

As of December 31, 2004, the total accrued restructuring costs amount to $1,482. Of this amount, the majority of the $69 in severance costs for terminated employees will be paid by the first quarter of 2005. The facilities-related costs of $1,413 will be substantially paid by the fourth quarter of 2005.

The activity related to the Company’s restructuring accruals is shown below:

	2004 Activity
	Balance December 31, 2003	2004 Expense/ (Income)	Cash Activity	Non- Cash Activity	Adjustments	Balance December 31, 2004
Workforce	$459	$(88)	$(302)	$—	$—	$69
Leasehold/Other	3,074	(125)	(1,682)	146		1,413

	$3,533	$(213)	$(1,984)	$146	$—	$1,482

	2003 Activity
	Balance December 31, 2002	2003 Expense	Cash Activity	Non- Cash Activity	Adjustments	Balance December 31, 2003
Workforce	$1,992	$1,189	$(2,705)	$(17)	$—	$459
Leasehold/Other	3,789	352	(1,309)	242		3,074
Asset Impairment	—	570	—	(570)		—

	$5,781	$2,111	$(4,014)	$(345)	$—	$3,533

	2002 Activity
	Balance December 31, 2001	2002 Expense	Cash Activity	Non- Cash Activity	Adjustments	Balance December 31, 2002
Workforce	$3,813	$1,708	$(1,891)	$—	$(1,638)	$1,992
Leasehold/Other	1,987	1,791	(1,627)		1,638	3,789
Asset Impairment	—	1,683	—	(1,683)		—

	$5,800	$5,182	$(3,518)	$(1,683)	$—	$5,781

MYKROLIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

19.    Summarized Financial Information of 50% or Less Owned Investments in Affiliated Companies

KMC is a joint venture between the Company and Kanekita K.K., a Japanese supplier company, in which the Company owns a 40% interest. The Company accounts for this investment under the equity method of accounting. During 2004, KMC paid dividends of $31 to the Company. Below is summarized financial information for KMC for the years ended December 31, 2004, 2003 and 2002.

Statement of Operations Information	2004	2003	2002
Net sales	$18,699	$9,836	$6,422
Gross profit	6,156	2,580	1,684
Net income	1,938	275	122

Balance Sheet Information	2004	2003
Current assets	$9,363	$6,427
Non current assets	4,954	5,040
Current liabilities	4,254	2,347
Non current liabilities	1,937	3,165

20.    Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123 (R) replaces SFAS 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The provisions of this Statement are effective for the first interim or annual reporting period that begins after June 15, 2005. The Company is currently evaluating the method of adoption and the impact of SFAS 123(R) on the financial position and results of operations. The Company is required to adopt SFAS 123 (R) in the third quarter of 2005. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. See Note 3 in the Notes to Consolidated Financial Statements for the pro forma net income and net income per share amounts for the years 2002 through 2004, as if the Company had used a fair value based method under SFAS 123, which is similar to the methods required under SFAS 123(R) to measure compensation expense for employee stock incentive awards.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of the provisions of SFAS 151 is not expected to have a material impact on the Company’s financial position or results of operations.

In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (“EITF”) Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-01 provides guidance on determining when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. EITF 03-01 also provides new disclosure requirements for other-than-temporary impairments on debt and equity investments. In

MYKROLIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

September 2004, the FASB delayed until further notice the effective date of the measurement and recognition guidance contained in EITF 03-01. The disclosure requirements of EITF 03-01 are effective for annual financial statements for fiscal years ending after December 15, 2003. The adoption of EITF 03-01 is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued two FASB Staff Positions (FSP) that provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 that was signed into law on October 22, 2004. FSP FAS 109-1, “Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” states that the manufacturers’ deduction provided for under this legislation should be accounted for as a special deduction instead of a tax rate change. FSP FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” allows a company additional time to evaluate the effects of the legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109, “Accounting for Income Taxes.” These FSP’s may affect how a company accounts for deferred income taxes. These FSP’s are effective December 21, 2004. The Company is currently evaluating the impact from these FSP’s on our results of operations and financial position.

21.    Subsequent event

On March 3, 2005, the Company acquired privately held Extraction Systems, Inc. (Extraction) for $25,000 in cash. Based in Franklin, Massachusetts, Extraction’s products are used to measure and remove airborne molecular contaminants in the semiconductor manufacturing process and offer the Company synergies in addressing opportunities in the microcontamination measurement and control market.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Mykrolis Corporation:

We have completed an integrated audit of Mykrolis Corporation’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Mykrolis Corporation and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 11, 2005

Valuation and Qualifying Accounts

(In thousands)

Description	Balance at beginning of period	Additions (deductions) charged to income	Additions charged to other	Deductions from reserves(1)	Balance at end of period
Allowance for Doubtful Accounts Receivable:
Year ended December 31, 2004	$559	200	11	(512)	$258
Year ended December 31, 2003	1,224	(117)	70	(618)	559
Year ended December 31, 2002	1,670	413	157	(1,016)	1,224

(1)	Represents amounts written off, net of recoveries

Quarterly Results of Operations (unaudited)

We have experienced, and expect to continue to experience, significant fluctuations in our quarterly results. Our expense levels are based, in part, on expectations of future revenues. If revenue levels in a particular quarter do not meet expectations, operating results are adversely affected. The following table sets forth our unaudited operating results for our last eight quarters. The information has been derived from our unaudited consolidated financial statements that, in our opinion, reflect all normal, recurring adjustments necessary for a fair presentation. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	Dec. 31, 2004	Oct. 2, 2004	July 3, 2004	Apr. 3, 2004	Dec. 31, 2003	Sept. 27, 2003	June 28, 2003	Mar. 29, 2003
Net sales	$73,977	$71,403	$73,335	$70,515	$58,183	$44,529	$42,678	$40,508
Cost of sales	39,846	37,589	37,440	36,446	32,838	24,383	24,072	23,976

Gross profit	34,131	33,814	35,895	34,069	25,345	20,146	18,606	16,532
Selling, general and administrative expenses	19,802	17,210	19,056	19,669	16,544	15,712	16,187	16,352
Research and development expenses	6,332	6,554	6,556	6,297	5,591	4,362	4,673	4,484
Restructuring and other charges	(125)	—	(88)	—	(178)	532	1,757	—

Operating income (loss)	8,122	10,050	10,371	8,103	3,388	(460)	(4,011)	(4,304)
Other income (expense), net	1,098	312	405	474	610	(184)	1,174	660

Income (loss) before income taxes	9,220	10,362	10,776	8,577	3,998	(644)	(2,837)	(3,644)
Income tax expense	1,628	3,065	3,055	1,590	342	224	2,698	1,713

Net income (loss)	$7,592	$7,297	$7,721	$6,987	$3,656	$(868)	$(5,535)	$(5,357)

Basic net income (loss) per share	$0.18	$0.18	$0.19	$0.17	$0.09	$(0.02)	$(0.14)	$(0.13)
Shares used in computing basic income (loss) per share	41,865	41,696	41,420	41,001	40,336	39,874	39,795	39,725
Diluted net income (loss) per share	$0.18	$0.17	$0.18	$0.16	$0.09	$(0.02)	$(0.14)	$(0.13)
Shares used in computing diluted income (loss) per share	43,076	42,698	43,599	43,430	42,757	39,874	39,795	39,725

The following table sets forth our financial information stated as a percentage of net sales for the past eight quarterly periods:

	Dec. 31, 2004	Oct. 2, 2004	July 3, 2004	Apr. 3, 2004	Dec. 31, 2003	Sept. 27, 2003	June 28, 2003	Mar. 29, 2003
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	53.9%	52.6%	51.1%	51.7%	56.4%	54.8%	56.4%	59.2%

Gross profit	46.1%	47.4%	48.9%	48.3%	43.6%	45.2%	43.6%	40.8%
Selling, general and administrative expenses	26.8%	24.1%	26.0%	27.9%	28.4%	35.3%	37.9%	40.4%
Research and development expenses	8.6%	9.2%	8.9%	8.9%	9.6%	9.8%	10.9%	11.1%
Restructuring and other charges	(0.2)%	—	(0.1)%	—	(0.3)	1.2	4.1	—

Operating income (loss)	10.9%	14.1%	14.1%	11.5%	5.8%	(1.0)%	(9.4)%	(10.6)%
Other income (expense), net	1.5%	0.4%	0.6%	0.7%	1.0%	(0.4)%	2.8%	1.6%

Income (loss) before income taxes	12.5%	14.5%	14.7%	12.2%	6.9%	(1.4)%	(6.6)%	(9.0)%
Income tax expense	2.2%	4.3%	4.2%	2.3%	0.6%	0.5%	6.3%	4.2%

Net income (loss)	10.3%	10.2%	10.5%	9.9%	6.3%	(1.9)%	(13.0)%	(13.2)%

Revised Quarterly Pro Forma Stock Compensation Expense

The Company has revised the unaudited pro forma disclosures required under SFAS. No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148 as previously filed in its Form 10-Q’s for the periods ended April 3, 2004, July 3, 2005 and October 2, 2005. During the fourth quarter of 2004, the Company determined that the pro forma compensation expense for certain stock options granted in December 2003 with a vesting period of four years were incorrectly recognized as stock-based compensation for pro forma disclosure purposes only over a one-year period. This error resulted in an understatement of pro-forma net income and earnings per share as illustrated below.

Quarterly	AS REPORTED Apr. 3, 2004	REVISED Apr. 3, 2004	AS REPORTED July 3, 2004	REVISED July 3, 2004	AS REPORTED Oct. 2, 2004	REVISED Oct. 2, 2004
Net income, as reported	$6,987	$6,987	$7,721	$7,721	$7,297	$7,297
Add: Stock-based compensation included in net income, net of related tax effects	12
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(5,876)	(3,763)	(5,948)	(3,817)	(6,777)	(3,598)

Pro forma net income (loss)	$1,123	$3,224	$1,773	$3,904	$520	$3,699

Earnings per share:
Basic as reported	$0.17	$0.17	$0.19	$0.19	$0.18	$0.18
Diluted as reported	$0.16	$0.16	$0.18	$0.18	$0.17	$0.17
Basic pro forma	$0.03	$0.08	$0.04	$0.09	$0.01	$0.09
Diluted pro forma	$0.03	$0.07	$0.04	$0.09	$0.01	$0.09

Note: Shares used in calculations
Basic	41,001	41,001	41,420	41,420	41,696	41,696
Diluted	43,430	43,430	43,599	43,599	42,698	42,698

	Six months ended		Nine months ended
Year to date	AS REPORTED July 3, 2004	REVISED July 3, 2004	AS REPORTED Oct. 2, 2004	REVISED Oct. 2, 2004
Net income, as reported	$14,708	$14,708	$22,005	$22,005
Add: Stock-based compensation included in net income, net of related tax effects
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(11,798)	(7,580)	(18,575)	(11,178)

Pro forma net income (loss)	$2,910	$7,128	$3,430	$10,827

Earnings per share:
Basic as reported	$0.36	$0.36	$0.53	$0.53
Diluted as reported	$0.34	$0.34	$0.51	$0.51
Basic pro forma	$0.07	$0.17	$0.08	$0.26
Diluted pro forma	$0.07	$0.16	$0.08	$0.25

Note: Shares used in calculations
Basic	41,207	41,207	41,368	41,368
Diluted	43,509	43,509	43,293	43,293

INDEX TO EXHIBITS

Exhibit No.	Description	Exhibit Volume Page No.
2.1	Form of Master Separation and Distribution Agreement	**

2.2	Form of General Assignment and Assumption Agreement	**

3.1	Restated Certificate of Incorporation of Mykrolis Corporation	**

3.2	Amended and Restated By-laws of Mykrolis Corporation	**

3.3	Form of certificate representing shares of Common Stock, $.01 par value per share	**

3.4	Form of Common Stock Rights Agreement	**

3.5	Form of Common Stock Purchase Right Certificate (included as Annex I to the Form of Common Rights Agreement)	**

3.6	Summary of Common Stock Purchase Rights (included as Annex II to the Form of Common Rights Agreement)	**

10.1	Form of 2001 Equity Incentive Plan	**

10.2	2001 Non-Employee Directors Stock Option Plan (As amended October 1, 2002)	**

10.3	Mykrolis Corporation Amended and Restated 2001 Employee Stock Purchase Plan	**

10.4	Form of Indemnification Agreement	**

10.5	Lease Agreement dated November 25, 1985 between Roger G. Little, Trustee of SPI Trust, and Millipore Corporation relating to facilities located at Patriots Park, Bedford, Massachusetts	**

10.6	Lease Agreement dated December 19, 1997 between EBP3, Ltd. and Millipore Corporation relating to facilities located in Allen, Texas	**

10.7	Master Patent License Agreement	**

10.8	Master Patent Grantback License Agreement	**

10.9	Master Trademark License Agreement	**

10.10	Master Trade Secret and Know-How Agreement	**

10.11	Tax Sharing Agreement	**

10.12	Master Transitional Services Agreement	**

10.13	Membrane Manufacture and Supply Agreement	**

10.14	Research Agreement	**

**	Incorporated by Reference to a prior filing with the Commission

Exhibit Volume Page 1 of 84

INDEX TO EXHIBITS [Cont’d]

Exhibit No.	Description	Exhibit Volume Page No.
10.15	Product Distribution Agreement	**

10.16	Millipore Contract Manufacturing Agreement	**

10.17	Mykrolis Contract Manufacturing Agreement	**

10.18	Letter Agreement with Robert E. Caldwell	**

10.19	Letter Agreement with Thomas O. Pyle	**

10.20	Lease Agreement, dated April 1, 2002, Between Nortel Networks HPOCS Inc. And Mykrolis Corporation, relating to headquarters, R&D and manufacturing facility located at 129 Concord Road, Billerica, MA	**

10.21	Supplemental Executive Retirement Plan for Key Salaried Employees of Mykrolis Corporation	**

10.22	Mykrolis Corporation 2002 Deferred Compensation Plan for Senior Management	**

10.23	Mykrolis Corporation 2003 Employment Inducement and Acquisition Stock Option Plan	**

10.24	Executive Termination (Change of Control) Agreement with Gerry Mackay	**

10.25	Executive Termination (Change of Control) Agreement with Jieh Hwa-Shyu	**

10.26	Indemnification Agreement with Gerry Mackay	**

10.27	Indemnification Agreement with Jieh Hwa-Shyu	**

10.28	Letter Agreement with Gerry Mackay	**

10.29	Letter Agreement, dated May 20, 2004 with Peter Kirlin, Vice President of Business Development	**

10.30	Intellectual Property Purchase and Sale Agreement by and between Bentec Scientific LLC and Mykrolis Corporation	**

10.31	Asset Purchase and Sale agreement by an between Bentec Scientific LLC and Mykrolis Corporation	**

10.32	Letter Agreement, dated November 18, 2004, between the Company and Gideon Argov	4

10.33	Restricted Stock Award Agreement, dated as of November 21, 2004, between the Company and Gideon Argov	9

**	Incorporated by Reference to a prior filing with the Commission

Exhibit Volume Page 2 of 84

INDEX TO EXHIBITS [Cont’d]

Exhibit No.	Description	Exhibit Volume Page No.
10.34	Letter Agreement, dated November 19, 2004, between the Company and C. William Zadel	12

10.35	Form of Restricted Stock Award Agreement, dated as of December 9, 2004, between the Company and each of its executive officers	16

10.36	Agreement and Plan of Merger by and among Mykrolis Corporation, Stingray Merger Corporation, Extraction Systems, Inc. and the Representative of the Holders of all of the Capital Stock of Extraction Systems, Inc. dated as of March 3, 2005	20

21.1	Subsidiaries of Mykrolis Corporation	79

23.1	Consent of Independent Accountants	80

24	Power of Attorney	81

31.1	Certification of Gideon Argov, Chief Executive Officer, Pursuant to Rule 13a-14(a)	82

31.2	Certification of Bertrand Loy, Chief Financial Officer, Pursuant to Rule 13a-14(a)	83

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes– Oxley Act of 2002	84

**	Incorporated by Reference to a prior filing with the Commission

Exhibit Volume Page 3 of 84