Form 10-K/A
period 2004-12-31
MYKROLIS CORP
filed 2005-04-14
CIK 1133082

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

Documents Incorporated by Reference

None

EXPLANATORY NOTE

On March 21, 2005, Mykrolis Corporation (the “Company”) entered into an Agreement and Plan of Merger with Entegris, Inc., a Minnesota corporation (“Entegris”) and Eagle DE, Inc., a Delaware corporation and a wholly-owned subsidiary of Entegris, pursuant to which Entegris will reincorporate in Delaware by merging into Eagle DE, Inc. and then immediately thereafter the Company will be merged into Eagle DE, Inc., whose name will be changed to Entegris, Inc. As a result of this development, the Company has postponed its Annual Meeting of Stockholders so that it is necessary for the Company to file this Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the “Original Filing”), which was filed with the Securities and Exchange Commission on March 11, 2005, in order to amend the Original Filing to directly include the information required by Items 10, 11, 12, 13 and 14 of Form 10-K in this report rather than provide that information by incorporation by reference to the Company’s 2005 proxy statement, as was done in the Original Filing. This Form 10-K/A contains all of the information included in the Original Filing and, except for the amendments described above, does not modify or update other disclosures in, or exhibits to the Original Filing (other than a revision to the list of exhibits to incorporate by reference the exhibits filed with the Original Filing, to add a new consent of Independent Registered Public Accounting Firm and new certifications which are provided herewith).

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

Name	Age	Office	First Elected To Office
Corporate Officers
Gideon Argov	48	Chief Executive Officer	2004
Jean-Marc Pandraud	52	President and Chief Operating Officer	2001
Bertrand Loy	39	Vice President, Treasurer and Chief Financial Officer	2001
Peter W. Walcott	58	Vice President, Secretary & General Counsel	2001
Peter S. Kirlin	44	Vice President—Business Development	2004
Fred E. Faulkner	58	Vice President—Worldwide Manufacturing	2001
Takashi Mizuno	44	Vice President; President Nihon Mykrolis KK	2001
Gerry Mackay	42	Vice President; Worldwide Sales and Marketing	2003
Jieh Hwa Shyu	51	Vice President & Chief Technology Officer	2003

Non-Corporate Executive Officers
Sharon Pinto	51	Vice President—Human Resources	2003

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

Peter S. Kirlin has been our Vice President -Business Development since June of 2004. Prior to joining us he served Dupont Photomasks, Inc. as Chairman of the Board and Chief Executive Officer from May 2000 until July 2003. From 1988 until May 2000, Mr. Kirlin held various positions with ATMI, Inc., a supplier of materials, equipment and services used in the manufacture of semiconductors, most recently as Group Vice President, Technologies and Services. From 1986 to 1988, he worked at American Cyanamid Corporation as a project leader and conducted post-graduate research projects at the University of Munich’s Institute of Physical Chemistry. Mr. Kirlin also serves as a director of Akrion, Inc. a supplier of single wafer and batch immersion cleaning tools for the semiconductor industry.

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

Our Separation from Millipore Corporation

In connection with our separation from Millipore, we entered into agreements with Millipore under which Millipore agreed to provide services to us during a transition period after the separation date. The agreements related to facilities services, information technology services, distribution, accounting, finance and other services and arrangements. Under these agreements, we reimbursed Millipore for the cost of these services. The duration of the different transition service agreements varied depending on the anticipated time it would take for us to replace the service, generally for a one–year period. As these transition service agreements expired without renewal, we were able to provide these services ourselves or negotiate new agreements with various third parties at costs at least as favorable as those paid to Millipore for these services.

Upon separation, we also entered into agreements with Millipore for membrane manufacturing and supply, research and development, product distribution and contract manufacturing, generally for a five–year period. The foregoing transition agreements may not necessarily reflect the costs of obtaining the services from unrelated third parties or of our providing the applicable services ourselves. However, we believe that purchasing these products and services from Millipore provides us with an efficient means of obtaining these products and services during the transition period.

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

As part of our business strategy, we have, and we expect to continue to address gaps in our product offerings, diversify into complementary product markets or pursue additional technology and customers through acquisitions, joint ventures or other types of collaborations. We also expect to adjust our portfolio of businesses to meet our ongoing strategic objectives. As a result, we may enter markets in which we have no or limited prior experience and may encounter difficulties in divesting businesses that no longer meet our objectives. Competition for acquiring attractive businesses in our industry is substantial. In executing this part of our business strategy, we may experience difficulty in identifying suitable acquisition candidates or in completing selected transactions at appropriate valuations. Alternatively, we may be required to undertake multiple transaction at the same time in order to take advantage of acquisition opportunities that do arise; this could strain our ability to effectively execute and integrate these transactions. We intend to pay for these acquisitions with cash and/or our common stock which could impair our liquidity and dilute your ownership of our company. Further, we may not be able to successfully integrate any acquisitions that we do make into our existing business operations and we could assume unknown or contingent liabilities or experience negative effects on our reported results of operations from dilutive results from operations and/or from future potential impairment of acquired assets including goodwill related to future acquisitions. We may experience difficulties in operating in foreign countries or over significant geographical distances and in retaining key employees or customers of an acquired business, and our management’s attention could be diverted from other business issues. We may not identify or complete these transactions in a timely manner, on a cost effective basis or at all, and we may not realize the benefits of any acquisition or joint venture.

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

PART III

Item 10.    Directors and Executive Officers of Mykrolis.

Directors

Mykrolis has a classified Board of Directors currently consisting of two Class I Directors, two Class II Directors and two Class III Directors. At each annual meeting of stockholders, directors in one class are elected for a full term of three years to succeed those directors whose terms are expiring. The Class I Directors have terms expiring at the 2007 Annual Meeting, the Class II Directors have terms expiring at the 2005 Annual Meeting and the Class III Directors have terms expiring at the 2006 Annual Meeting. There are no family relationships between or among any officers or directors of Mykrolis.

The following table sets forth information concerning our directors:

Name of Nominee	Age	Class	Principal Occupation	Director Since
Gideon Argov	48	III	Chief Executive Officer, Mykrolis Corporation	2004
Michael A. Bradley	56	III	Chief Executive Officer, Teradyne, Inc.	2001
Robert E. Caldwell	68	I	Retired Vice President & General Manager, Semiconductor Division of Digital Equipment Corporation	2001
Michael P.C. Carns	67	I	Independent Business Consultant	2001
Daniel W. Christman	62	II	Senior Vice President, International Affairs, U.S. Chamber of Commerce	2001
Thomas O. Pyle	65	II	Retired Healthcare Executive	2001

Set forth below are the principal occupation and business experience during the past five years of each director as well as the names of other publicly held companies of which he serves as a director.

Directors Whose Terms Expire in 2007 (Class I Directors)

Robert E. Caldwell has served as a director of Mykrolis since 2001 and as Chairman of the Management Development & Compensation Committee of the Board of Directors from 2001 until 2004; he continues as a member of that committee. Mr. Caldwell retired from his position as Vice President and General Manager of the Semiconductor Division of Digital Equipment Corporation, a supplier of networked computer systems, software and services, in September 1998, a position he had held since 1990. Prior to that, Mr. Caldwell held various engineering and product management positions at Dickinson Electronics, Motorola, Inc., Mostek Corporation and Fairchild Camera & Instrument Corporation, a semiconductor manufacturer, where he served as General Manager of the Gate Array Division from 1981 through 1983. Mr. Caldwell has been granted two U.S. patents for silicon wafer processing. Mr. Caldwell received his B.S. and M.S. degrees in physics from Arizona State University.

Michael P.C. Carns has served as a director of Mykrolis and as a member of the Management Development & Compensation Committee of the Board of Directors since 2001 and as Chairman of that committee since 2004. Mr. Carns retired in the grade of General from the United States Air Force in September 1994 after 35 years of service. General Carns currently is an independent business consultant. From 2001 through 2003, he served as Vice Chairman of PrivaSource, Inc., a software company focusing on health data privacy and security. From 1995 to 2000, General Carns served as President and Executive Director of the Center for International Political Economy. From May 1991 until his retirement, General Carns served as Vice Chief of Staff, United States Air Force. From September 1989 until 1991, he served as Director of the Joint Staff, Joint Chiefs of Staff. General Carns is a director of Engineered Support Systems, Inc. (manufacture and service of integrated military electronics systems) and Rockwell Collins, Inc. (aviation and information technology). He is also a member of the Department of Defense Science Board and numerous professional and civic organizations. General Carns graduated from the United States Air Force Academy in 1959; from the Harvard Business School in 1967; and from the Royal College of Defence Studies, London in 1977.

Directors Whose Terms Expire in 2005 (Class II Directors)

Daniel W. Christman has been a Mykrolis director since October 2001, and from February of 2003 through 2004 was designated as the Presiding Director of the Mykrolis Board of Directors. In 2003 he became a Senior Vice President, International Affairs of the U.S. Chamber of Commerce. From 2001 until 2003 he was the President and Executive Director of the Kimsey Foundation, Washington, D.C., which has been active in education and community development in the Washington, D.C. area as well as in international issues that focus on the alleviation of human suffering. He was named to this position in July, 2001, after his retirement as a Lieutenant General from a career in the United States Army that spanned more than 36 years. Immediately prior to his retirement, General Christman served as the Superintendent of the United States Military Academy at West Point since 1996. From 1994 until 1996, General Christman served as Assistant to the Chairman of the Joint Chiefs of Staff of the United States. General Christman’s key command positions have also included the U.S. Army’s Engineer School in the early 1990’s, and the U.S. Army Corps of Engineer District in Savannah, Georgia. General Christman also served in President Ford’s administration as a member of the National Security Council staff, where he shared responsibility for strategic arms control. General Christman currently serves as a member of the Board of Directors of Ultralife Batteries, Inc., a manufacturer of high energy lithium batteries for military, industrial and consumer applications and of United Services Automobile Association. General Christman is a graduate of the United States Military Academy at West Point, where he also was an Assistant Professor of Economics. General Christman holds an MPA degree in public affairs and an MSE degree in civil engineering from Princeton University and a Juris Doctor degree from The George Washington University Law School.

Thomas O. Pyle has served as a director of Mykrolis and a Member of the Audit & Finance Committee since 2001; effective January 1, 2005 he became the non-executive Chairman of the Board of Directors. Mr. Pyle retired from his position as Senior Advisor to the Boston Consulting Group in 1997, a position he had held since 1992, other than from January to April of 1993 when he served on the White House Task Force on Healthcare Reform and from October 1993 through September 1994 when he served as Chief Executive Officer of MetLife HealthCare. From April 2001 until April 2002 he was Chairman, Chief Executive Officer and director of PrivaSource Incorporated, a software company focusing on health data privacy and security, and was the Chairman and a director of that organization until July 2003. Mr. Pyle served Harvard Community Health Plan, Inc. as its President, director and Chief Executive Officer from 1978 until 1991. Mr. Pyle received his M.B.A. from the Harvard Business School. He served as a director of Controlled Risk Insurance Company, Ltd. from 1976 until August 2003 and as its Chairman from 1976 to 1989 and from 2000 until 2002. Mr. Pyle currently serves as a member of the Board of Directors of Medical Education for South African Blacks, a charitable foundation, and as its Treasurer. He is also a director of the Pioneer Institute, a non-profit public policy research organization.

Directors Whose Terms Expire in 2006 (Class III Directors)

Gideon Argov has been our Chief Executive Officer and a director since November 2004. Prior to joining Mykrolis, Mr. Argov was a Special Limited Partner at Parthenon Capital, a Boston-based private equity partnership, since 2001. He served as Chairman, Chief Executive Officer and President of Kollmorgen Corporation from 1991 to 2000. From 1988 to 1991 he served as Chief Executive Officer of High Voltage Engineering Corporation. Prior to 1988, he led engagement teams in consulting at Bain and Company. He is a director of Helix Technology, Inc. and Fundtech Corporation.

Michael A. Bradley has served as a director of Mykrolis and as Chairman of the Audit & Finance Committee of the Board of Directors since 2001. Mr. Bradley has been the Chief Executive Officer of Teradyne, Inc since May of 2004. Prior to that he served a President of Teradyne, Inc. since May of 2003 and as President, Semiconductor Test Division of Teradyne since March of 2001. Mr. Bradley served as the Chief Financial Officer of Teradyne, Inc. from 1999 until 2001 and as a Vice President of Teradyne since 1992. Prior to that, Mr. Bradley held various finance, marketing, sales and management positions with Teradyne and worked in the audit practice group of the public accounting firm of Coopers and Lybrand. Mr. Bradley was appointed to Teradyne’s Management Committee in 1994 and its Executive Committee in 1996. Mr. Bradley received his A.B. degree from Amherst College and an M.B.A. from the Harvard Business School.

Executive Officers

Information called for by this item with respect to registrant’s executive officers is set forth under “Executive Officers of Mykrolis” in Item 1 of this report.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and officers and persons who own more than 10 percent of Mykrolis Common Stock to file with the Securities and Exchange Commission and the New York Stock Exchange initial reports of ownership and reports of changes in ownership of Mykrolis common stock. Mykrolis is required to disclose in its proxy statement any failure to file these reports by the required due dates. All of these filing requirements were satisfied in a timely manner.

Code of Ethics

The Company has adopted a code of ethics, the Mykrolis Code of Conduct, that applies to all of our employees including our chief executive officer, chief financial officer and controller. A copy of the Mykrolis Code of Conduct is posted on our website at http://www.Mykrolis.com, under “Investor Relations—Governance”. The Mykrolis Code of Conduct is available in print to any stockholder that requests a copy. A copy of the Mykrolis Code of Conduct may be obtained by contacting Peter W. Walcott, the Company’s Vice President & General Counsel at the Company’s headquarters. The Company intends to comply with the requirements of Item 10 of Form 8-K with respect to any waiver of the provisions of the Mykrolis Code of Conduct applicable to the registrant’s Chief Executive Officer, Chief Financial Officer or Controller by posting notice of any such waiver at the same location on our website.

Audit Committee

The Board of Directors has a standing Audit & Finance Committee, which provides the opportunity for direct contact between the Company’s independent registered public accounting firm and the directors. The Board of Directors has adopted and amended a written charter for the Audit & Finance Committee, a copy of which is posted on the Company’s web site http://www.Mykrolis.com under “Investor Relations—Governance”. The responsibilities of the Audit & Finance Committee include selection, appointment, compensation and oversight of the Company’s independent registered public accounting firm as well as reviewing the scope and results of audits and reviewing the Company’s internal accounting control policies and procedures. The Audit & Finance Committee held seven meetings during 2004. The current members of the Audit & Finance Committee are Messrs. Bradley, Christman and Pyle, each of whom has been determined by the Board of Directors to be “independent” as defined under Section 303A.02 of the New York Stock Exchange’s listing standards. The Board of Directors has determined that Michael A. Bradley, the Chairman of the Audit & Finance Committee, possesses the attributes of an “audit committee financial expert” as that term is defined in the rules of the Securities and Exchange Commission.

Procedures for Recommending Nominees to the Board of Directors

Under the Company’s By-Laws any stockholder of record of Mykrolis may nominate candidates for election to the Board of Directors or present other business at an annual meeting if a written notice is delivered to the Secretary of Mykrolis at the Company’s principal executive offices not less than 60 days nor more than 90 days prior to the first anniversary of the preceding year’s annual meeting. Such written notice must set forth: (i) as to each person whom the stockholder proposes to nominate for election as a director, all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors pursuant to the Securities Exchange Act of 1934, as amended, (including such person’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected); (ii) as to any other business to be brought before the meeting, (a) a brief description of the business, (b) the reasons for conducting such business and (c) any material interest in such business of such stockholder and the beneficial owner, if any, on whose behalf the proposal is made; and (iii) as to the stockholder and the beneficial owner, if any, on whose behalf the nomination or proposal is made, (a) the name and address of such stockholder and such beneficial owner and (b) the number of shares of common stock that are held of record by such stockholder and owned beneficially by such beneficial owner.

Item 11.    Executive Compensation.

Compensation of Directors

Non-employee directors are reimbursed for their out-of-pocket expenses incurred in connection with services as a director. During 2004 each non-employee director received an annual retainer of $21,000 plus $1,250 for each board or committee meeting attended. In addition, the Presiding Director received an annual retainer of $7,000 and any non-employee director who served as chairman of a committee of the board received an annual retainer of $3,500. Effective January 1, 2005, the directors’ cash compensation was increased as follows: annual retainer—$25,000; annual retainer for committee chairman—$8,000 for Chairman of Audit & Finance Committee and $5,000 for Chairman of Management Development & Compensation Committee; per meeting fees: board of directors meetings—$2,000; committee meetings $1,250. In addition, effective January 1, 2005 the Board of Directors elected a non-executive Chairman of the Board who is to receive an annual retainer of $40,000, payable quarterly, in addition to the basic director’s retainer. Effective April 25, 2005 the directors compensation was further amended so that each director will receive an increased annual retainer of $50,000 in lieu of all fees for attendance at meetings of the Board of Directors and committees thereof. Directors also receive equity compensation under the 2001 Non-Employee Director Stock Option Plan, as amended, in the form of initial and annual stock option grants. Upon initial election to the Board of Directors each director was granted an option to acquire 10,000 shares of the Company’s common stock at the closing price on the New York Stock Exchange on the date of grant. In October 2002, the 2001 Non-Employee Director Stock Option Plan was amended prospectively to increase the size of both the initial and the annual option grants to 15,000 and 10,000 Mykrolis shares, respectively. All options granted under the 2001 Non-Employee Director Stock Option Plan carry an exercise price equal to 100% of fair market value on the date of grant, become exercisable in three equal annual installments beginning one year following the date of grant, and expire no later than ten years following the date of grant (subject to special provisions in the case of termination of service, retirement or death).

Messrs. Zadel and Argov, the only employee directors during 2004, received no compensation for their service as a director.

Compensation of Executive Officers

The following table sets forth compensation information for each Chief Executive Officer and the four other executive officers of Mykrolis who, based on compensation from Mykrolis and its subsidiaries, were the most highly compensated for the year ended December 31, 2004. All information set forth in this table reflects compensation earned by these individuals for services with Mykrolis and its subsidiaries with respect to each of the last three fiscal years of the Company. For ease of reference, we collectively refer to these executive officers throughout this section as the “named executive officers.”

Summary Compensation Table

		Annual Compensation					Long Term Compensation
Name and Principal Position	Year	Salary ($)		Bonus ($)(4)		Other Annual Compen- sation ($)(6)	Restricted Stock Awards ($)(7)	Securities Underlying Options (#)(8)	All Other Compen- sation (9)
C. William Zadel(1),	2004	$679,614		$1,118,266		0	0	0	$171,693
Chairman and Chief	2003	$544,961	(2)	$392,838		0	0	76,000	$58,430
Executive Officer	2002	$555,646	(2)	$486,203	(4)	0	0	134,580	$53,439

Gideon Argov(1),	2004	$34,615		0		0	$580,000	450,000	$2,132
Chief Executive Officer	2003	0		0		0	0	0	0
	2002	0		0		0	0	0	0

Jean-Marc Pandraud,	2004	$296,658		$424,934		0	$511,600	0	83,828
President and Chief	2003	$249,483	(3)	$143,011		0	0	60,000	$48,174
Operating Officer	2002	$236,923	(2)	$305,193	(5)	0	0	90,000	$24,351

Bertrand Loy	2004	$225,273		$277,712		0	$374,747	0	$45,418
Vice President, Treasurer	2003	$199,586	(3)	$93,316		0	0	55,000	$51,429
and Chief Financial Officer	2002	$189,538	(2)	$203,462	(5)	0	0	55,000	$17,151

Peter W. Walcott	2004	$219,940		$271,071		0	$374,747	0	$57,894
Vice President, Secretary	2003	$199,586	(3)	$88,877		0	0	50,000	$29,906
and General Counsel	2002	$189,538	(2)	$203,462	(5)	0	0	55,000	$23,106

John Gerard Mackay	2004	$213,478		$245,500		$99,981	$358,120	0	$45,898
Vice President	2003	$177,246	(3)	$81,180		$82,358	0	35,000	$28,346
Worldwide Sales & Marketing	2002	$159,231	(2)	$127,626	(5)	0	0	40,000	$11,645

(1)	Mr. Zadel served as our Chairman and Chief Executive Officer until November 21, 2004, at which time he retired as Chief Executive Officer, continuing as chairman of the Board until December 31, 2004 at which time he retired from that position as well. Mr. Argov has served as of Chief Executive Officer since November 21, 2004.
(2)	Indicated amounts reflect the reduction in base salary of 20% for the Chief Executive Officer and 15% for the other named executive officers implemented in November of 2001.
(3)	Indicated amounts reflect the November 2002 reinstatement of one-half of the 15% reduction in base salary for the named executive officers other than the Chief Executive Officer; reinstatement of the balance of the salary reduction for the other named executive officers and of the entire of the salary reduction for the Chief Executive Officer was deferred until the quarter following the first quarter in which the Company achieved a profit at the operating income line. Since the Company achieved a profit at the operating income line during the fourth quarter of 2003, the base salaries of the Chief Executive Officer and the other named executive officers were fully restored in January 2004.
(4)	Amounts listed under this column are the variable incentive compensation component of target cash compensation earned during the indicated fiscal year, calculated as described under “Management Development & Compensation Committee Report on Executive Compensation” below.
(5)	For 2002, payment of the following portions of the listed variable incentive compensation earned with respect to 2002 were deferred until the quarter following the first quarter in which the Company achieved a profit at the operating income line as follows: Mr. Zadel—$486,203; Mr. Pandraud—$255,693; Mr. Loy—$170,462; Mr. Walcott—$170,462; and Mr. Mackay—$108,518. Since the Company achieved a profit at the operating income line during the fourth quarter of 2003, these deferred amounts were paid in January 2004.
(6)	Except for overseas allowances to Mr. Mackay, none of the perquisites and other benefits paid to each named executive officer exceeded the lesser of $50,000 or 10% of the total annual salary and bonus received by each named executive officer.

(7)	Restricted stock is awarded by the Management Development & Compensation Committee and relates to the total cash compensation of the named executive officer for the current year. These awards are comprised 50% of restricted stock with time based restrictions that lapse proportionately over 3 years on the anniversary of the award date and 50% of restricted shares with performance based restrictions that lapse in accordance with the preceding schedule to the extent that the performance goals under the Mykrolis Incentive Plan are achieved; otherwise the restrictions shall remain in place until the 4th anniversary of the award date when they shall lapse. All restricted stock reported have the right to receive dividends; the Company has never paid a cash dividend. These awards were made on November 21, 2004 to Mr. Argov and on December 9, 2004 to Messrs. Pandraud, Loy, Walcott and Mackay. The number of restricted shares awarded and aggregate restricted stock holdings and value at year end are as follows: Mr. Argov—50,000 shares with a value of $708,500, Mr. Pandraud—40,000 shares with a value of $566,800, Mr. Loy—29,300 shares with a value of $415,181, Mr. Walcott—29,300 shares with a value of $415,181, and Mr. Mackay—28,000 shares with a value of $396,760.
(8)	Stock options are granted and restricted stock is awarded by the Management Development & Compensation Committee and relate to the total cash compensation of the named executive officer for the current year. (See “Stock Option Grants in Fiscal 2004” and “Management Development & Compensation Committee Report on Executive Compensation” below).
(9)	Includes: (a) amounts contributed by the Company under the Mykrolis Corporation Savings & Investment Plan, a tax-qualified prototype Section 401(k) profit sharing/defined contribution plan (the “Savings Plan”) with respect to 2004, 2003 and 2002 to: Mr. Zadel of $13,617, $39,886 and $39,975, respectively; Mr. Argov of $1,907.44 (2004 only), Mr. Pandraud of $13,617, $35,295 and $19,672, respectively; Mr. Loy of $13,617, $40,318 and $14,918, respectively; Mr. Walcott of $13,617, $20,117 and $14,918, respectively; (b) Company “matching” contributions with respect to compensation deferred pursuant to the Savings Plan a tax-qualified plan under Section 401(k) of the Internal Revenue Code for 2004, 2003 and 2002 to: Mr. Zadel of $4,414.65, $6,000 and $5,500, respectively; Mr. Pandraud of $7,038.83, $5,575 and $2,803, respectively; Mr. Loy of $4,441.13, $8,744 and $2,234, respectively; and Mr. Walcott of $5,904.70, $5,817 and $5,268, respectively; (c) total amounts deferred under the Company’s non-qualified supplemental defined contribution and savings plans to provide certain executives with benefits that would otherwise be lost by reason of restrictions imposed by the Internal Revenue Code limiting the amount of compensation which may be deferred under the Savings Plan for the accounts of: Mr. Zadel of $144,751.27, $10,360 and $7,964, Mr. Pandraud of $54,605.88, $5,932 and $1,877, Mr. Loy of $23,013.14, $1,337 and $0, and Mr. Walcott of $31,581.43, $2,942 and $2,921, respectively, with respect to 2004, 2003 and 2002, respectively; (d) Amounts paid during 2004 for premiums on term life insurance for the benefit of Mr. Zadel of $1,950, Mr. Argov of $225, Mr. Pandraud of $1,950, Mr. Loy of $1,794, Mr. Walcott of $1,754; (e) Amounts paid during 2004 for long term disability coverage for the benefit of Mr. Zadel of $6,960, Mr. Pandraud of $6,616, Mr. Loy of $2,553, and Mr. Walcott of $5,036.

Stock Option Grants in 2004

The following table shows all grants of options to acquire shares of Mykrolis common stock to the named executive officers during the fiscal year ended December 31, 2004:

	Individual Grants
Name	Number of Securities Underlying Options Granted(#)(1)	Percent of Total Options Granted to Employees in Fiscal 2003(2)	Exercise Price Per Share ($)(3)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(4)
					5% ($)	10% ($)
C. William Zadel	0	0	0	—	—	—
Gideon Argov	450,000	80	11.60	11/21/2011	$7,344,000	$10,174,500
Jean-Marc Pandraud	0	0	0	—	—	—
Bertrand Loy	0	0	0	—	—	—
Peter W. Walcott	0	0	0	—	—	—
John Gerard Mackay	0	0	0	—	—	—

(1)	All of these options are subject to the terms of either the Mykrolis Corporation 2001 Equity Incentive Plan or the 2003 Employment Inducement and Acquisition Stock Option Plan and to the terms of the standard Non-Qualified Stock Option Grant Agreement between the named executive officer and Mykrolis and are exercisable only after they vest.
(2)	Percentage is based on options covering a total of 559,500 shares granted to all Mykrolis employees during fiscal 2004.
(3)	All options were granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant.

(4)	The amounts shown on this table represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise. Actual gains, if any, on stock option exercises will depend on the future performance of the Company’s common stock, the option holder’s continued employment through the option period and the date on which the options are exercised.

Fiscal 2004 Option Exercises and Year-End Option Values

The following table contains certain information regarding stock option exercises and stock options held as of December 31, 2004 by the named executive officers.

	Shares Acquired On Exercise (#)	Value Realized ($)(1)	Number of Securities Underlying Unexercised Options At Fiscal Year-End		Value of Unexercised In-The-Money Options At Fiscal Year-End ($)(2)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
C. William Zadel	211,510	$1,755,624	1,007,656	0	$5,329,981	$0
Gideon Argov	0	0	0	450,000	0	$1,156,500
Jean-Marc Pandraud	49,557	$553,023	377,322	60,000	$1,180,668	$370,200
Bertrand Loy	71,474	$476,381	170,184	40,000	$177,184	$234,800
Peter W. Walcott	1,880	$11,092	209,856	37,500	$498,141	$228,375
John Gerard Mackay	69,461	$434,136	88,408	40,915	$204,425	$194,172

(1)	Value Realized is based on the difference between the option exercise price and the fair market value at the time of exercise.
(2)	Value is based on the difference between the option exercise price and the fair market value at December 31, 2004 ($14.17).

Management Development & Compensation Committee Interlocks and Insider Participation

Until the resignation of Richard A. Aurelio on November 11, 2004, the members of the Management Development & Compensation Committee were Michael P.C. Carns, Robert E. Caldwell and Richard A. Aurelio. No member of the Management Development & Compensation Committee was at any time during fiscal year 2004 an officer or employee of Mykrolis or any subsidiary of Mykrolis, nor has any member of the Management Development & Compensation Committee had any relationship with Mykrolis requiring disclosure under Item 404 of Regulation S-K under the Securities Act of 1933.

During fiscal 2004, no executive officer of Mykrolis has served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served as a director of or member of the Management Development & Compensation Committee of Mykrolis.

Change of Control Agreements

There are currently effective agreements with Messrs. Pandraud, Loy, Walcott and Mackay as well as four other executive officers, to provide them with certain severance benefits in the event of a “Change of Control” of Mykrolis. In substance, a Change of Control shall be deemed to have occurred when any person becomes the beneficial owner, directly or indirectly, of 15% or more of the Company’s then outstanding Common Stock, if those members who constituted a majority of the Board of Directors cease to be so, or if an agreement for the merger or other acquisition of the Company is executed and required approval by the stockholders is received.

The executive officers who have entered into agreements with Mykrolis will be provided with benefits in the event that their employment with Mykrolis is terminated pursuant to or following a Change of Control. Each agreement provides that if the executive officer remains in the Company’s employ for at least 6 months following an event giving rise to an impending Change of Control or, pursuant to or following such a Change of Control, the employment of the executive officer is terminated, the executive officer will then receive the severance benefits.

Generally, these benefits include: a lump sum termination payment at a rate equal to two times the highest amount of target total cash compensation during the previous 3 years (if such provisions had been triggered during 2004, the amounts payable to Messrs. Pandraud, Loy, Walcott and Mackay would have been $771,311, $563,183, $549,850 and $533,695, respectively), plus medical, dental and life insurance benefits and the vesting of all unvested stock options and restricted stock awards.

Management Development & Compensation Committee Report on Executive Compensation

Overview and Philosophy

The Management Development & Compensation Committee is comprised solely of non-employee directors of the Company. The Management Development & Compensation Committee is responsible for administering the Company’s executive compensation program and reviewing and making recommendations to the Board of Directors with respect to the Company’s overall compensation policy as well as the specific compensation of executive officers and other senior management. In connection with these responsibilities, the Committee has authority to administer the Mykrolis 2001 Equity Incentive Plan and the 2003 Employment Inducement and Acquisition Stock Option Plan including recommending the grant of stock options and other awards thereunder.

The Company’s executive compensation program is intended to attract and retain talented executives and senior management by offering competitive compensation opportunities. The Company pursues a compensation philosophy that emphasizes the combination of performance-based cash compensation and stock-based compensation. We intend to provide competitive target total cash compensation (base salary plus variable incentive compensation) for competitive performance, superior total cash compensation for superior performance and reduced total cash compensation for less than competitive performance. We believe that this will foster a performance-oriented environment by tying a significant portion of each executive’s cash compensation to the achievement of objectives that are important to the Company and are thus expected to enhance shareholder value. The objectives of the executive compensation policies are to:

•	attract, retain, motivate and reward high caliber executives;

•	foster teamwork and support the achievement of the Company’s financial and strategic goals through performance based financial incentives;

•	promote the achievement of strategic objectives which lead to long-term growth in shareholder value;

•	encourage strong financial performance by tying variable compensation to the achievement of core financial performance metrics and leveraging incentive programs through stock- based compensation; and

•	align the interests of executive officers with those of the Company and its shareholders by making incentive compensation dependent upon Company performance.

The Company’s executive compensation program is currently comprised of three principal components: base salary; variable incentive compensation under the Mykrolis Incentive Plan; and equity incentive in the form of stock options or stock awards granted under the Mykrolis 2001 Equity Incentive Plan.

Target Total Cash Compensation

Target total cash compensation for each executive is established based on comparable, competitive marketplace data. This data was provided by the Management Development & Compensation Committee’s third party compensation consultant. In fiscal 2004 the Committee used pay level data for positions of similar scope and responsibility to those of the Company’s executives from two sources: (a) proxy analysis of thirteen public companies which are manufacturers of semiconductor components, equipment and related technologically advanced materials identified by the compensation consultant and approved by the Committee; and (b) a broad group of semiconductor and semiconductor equipment companies drawn by the committee’s compensation consultant from the SC/CHiPS Executive and Senior Management Total Compensation Survey. Target total cash compensation was determined by positioning executive compensation at approximately the median 50th percentile total direct compensation indicated by these two data sources. Specific target total cash compensation for executives was approved based upon the recommendation of the Committee’s compensation consultant.

Base Salary and Variable Incentive Compensation

Once target total cash compensation has been established for each executive, the total cash compensation is divided into a base salary portion and a variable incentive compensation portion. The variable incentive compensation portion is provided by awards under the Mykrolis Incentive Plan. Generally, the higher the level of responsibility of the executive within the Company, the greater the portion of that executive’s target total cash compensation that consists of the variable incentive compensation component.

The variable incentive compensation component is designed to provide executive officers and other employees with a potential cash award based on the achievement of annual financial and operating objectives. A number of Company performance objectives as well as individual objectives are used; certain of the Company performance objectives have been stable from year to year while others have been subject to annual reassessment. These Company performance objectives are weighted based upon their relative priority to the Company. The Company performance objectives, their relative weighting and the award formulae are approved in advance by the Management Development & Compensation Committee and are designed to dovetail with operating plans approved by the Mykrolis Board of Directors. During 2004, the Company’s performance with respect to identified objectives was measured against the Company’s 2004 budget for those objectives.

A minimum level of Company performance is required before any award is earned under the Mykrolis Incentive Plan. During 2004, awards for executive officers and senior employees were based two-thirds on Company performance objectives and one-third on individual objectives. Other employees were eligible to receive awards equal to lesser percentages of their base salary based solely upon the Company performance objectives. If a minimum level of Company performance is achieved, achievement of the Company performance objectives are assessed independently so that an award can be earned with respect to one performance objective even if performance with respect to another objective does not qualify for an award. For 2004 awards under the Mykrolis Incentive Plan are calculated based upon the Company’s performance during the fiscal year with respect to each performance objective using sliding scales of multipliers which increase with the Company’s level of performance. The Company’s absolute performance against budget was calculated separately and then combined to arrive at an overall Company performance multiplier. Achievement of individual performance objectives by executives and senior employees is assessed and a personal performance multiplier determined from that assessment. This individual performance multiplier is multiplied by the overall Company performance multiplier and applied to the weighted individual target award to determine the individual award. The sum of the corporate performance award and the individual performance award is designed to provide competitive total target cash compensation if the Company achieves competitive performance.

For 2004 the Company’s performance objectives were reported revenue versus budget, reported earnings per share versus budget and year end cash balance versus budget (subject to adjustment to generally eliminate extraordinary transactions); the weighting of these objectives were: 30% revenue growth, 40% earnings per share and 30% modified ending cash. For fiscal 2004, our executive officers were eligible to receive an incentive compensation award ranging from 40% to 70% of base salary in the event that the Company achieved competitive performance with respect to the performance objectives and the individual objectives were achieved. Awards were subject to elimination of the Company was not profitable for the entire year and awards to the top officers were limited to 10% of actual 2004 operating income.

For fiscal 2004, the Company’s performance was strong exceeding target competitive performance and justified a variable incentive compensation award of 2.3 times the target award for competitive performance. Based upon this performance, an aggregate of $10,075,185 was earned by employees and executive officers under the MIP; of this amount $2,327,733 was earned by the named executive officers listed in the compensation table.

Equity Incentive

In past years the Company has granted stock options annually to a group of key employees including executive officers under the Mykrolis 2001 Equity Incentive Plan; in 2004 the Company replaced stock option grants with awards of restricted stock. The purpose of these grants and awards is to allow executives and employees to participate in the success of the Company as measured by the stock market’s assessment of the Company’s performance and thus to align their interests with those of Mykrolis stockholders. Since stock options under the 2001 Equity Incentive Plan are granted at fair market value, the recipient of an option generally is only rewarded if the market price of the Company’s common stock appreciates. In addition, annual option grants and restricted stock awards carry vesting periods (or restriction periods) designed to encourage the retention of executive officers and other recipients. The number of options granted to each recipient generally is determined on the basis of the level of participation in variable incentive compensation that varies depending on the participant’s level of responsibility. While the Company made stock option grants covering an aggregate of 309,500 shares under the 2003 Employment Inducement and Acquisition Stock Option Plan, during 2004, the annual equity award was changed to an award of an aggregate of 542,204 shares of restricted shares of Mykrolis common stock to executives and a group of key employees. These grants and awards amounted to approximately 2.9% of the Company’s outstanding common stock. The Committee determined to make this shift to restricted stock, based upon the recommendation of its compensation consultant because we believe that with the commencement of so-called “fair value” accounting for stock options under SFAS 123(R), restricted stock awards represent a more efficient long term incentive compensation vehicle, delivering more value to the awardee at lower cost to the Company than alternative vehicles.

Chief Executive Officer Compensation

The Management Development & Compensation Committee generally relies upon the same factors in determining the compensation of the Chief Executive Officer as it does for the other executive officers described above, using a combination of base salary and variable incentive compensation tied to the achievement of financial performance objectives. During 2004, the Company had two Chief Executive Officers: C. William Zadel served until November 21, 2004 when he retired from that position and was replaced by Gideon Argov. Mr. Zadel’s base salary for 2004 was determined based upon the recommendation of the Committee’s compensation consultant and an evaluation of the same semiconductor industry competitive marketplace data referred to above. While this analysis indicated that Mr. Zadel’s total cash compensation was above the target median level suggested by the two data sources, this compensation level was deemed appropriate by the Mykrolis Board of Directors because the composite total cash compensation of the executive group as a whole was nevertheless slightly below the median level, it was viewed as a mechanism to retain Mr. Zadel’s services until a successor could be selected and based on the challenges he had met in managing the Company’s operations through an extended and severe industry downturn, while completing the separation of operations from Millipore and the challenges for 2004 to establish a solid base of profitability for the Company while positioning it for extraordinary future growth. During 2004 Mr. Zadel received no grant of options or award of restricted stock. Mr. Argov’s cash and equity compensation was determined by negotiation between the Committee and Mr. Argov in connection with his acceptance of the Committee’s offer of employment and is within the target 50th percentile median level of compensation from the two data sources described above. Effective November 21, 2004, Mr. Argov was awarded 50,000 shares of restricted stock in lieu of participation in the MIP for 2005 and options to acquire 450,000 shares of the Company’s common stock.

Internal Revenue Code Section 162(m)

The Mykrolis Management Development & Compensation Committee is aware of the potential impact upon the Company of Section 162(m) of the Internal Revenue Code, which prohibits public companies from deducting certain executive remuneration in excess of $1,000,000. While reserving the right of the Company to offer such compensation arrangements as may be from time-to-time necessary to attract and retain top-quality management, the Committee intends generally to structure such arrangements, where feasible, so as to minimize or eliminate the impact of the limitations of Section 162(m) of the Code.

The Management Development & Compensation Committee

Michael P.C. Carns, Chairman

Robert E. Caldwell

Comparative Stock Performance

The comparative stock performance line graph below compares the cumulative stockholder return on the common stock of Mykrolis (MYK) for the period from the commencement of trading on the New York Stock Exchange following its initial public offering, August 10, 2001, through December 31, 2004 with the cumulative total return on (i) the Total Return Index for The New York Stock Exchange (the “NYSE Composite Index”) through December 31, 2002, (ii) the Philadelphia Semiconductor Index (SOX), which is a published industry index, through December 31, 2004 and (iii) the Standard & Poors 500 Index through December 31, 2004. The SOX contains 16 companies in the semiconductor and semiconductor equipment industries. The cumulative total return computations set forth in the performance graph assume the investment of $100 in the Company’s common stock, the NYSE Composite Index, the Standard & Poors 500 Index and the SOX Index on August 10, 2001. Since the NYSE Composite was changed in 2003 to exclude closed end funds, derivatives and limited partnerships in order to avoid double counting stocks held in the portfolios of those entities and since recalculated data for the NYSE Composite for prior periods is not available, the Company has excluded the restructured NYSE Composite for 2003 and 2004 and added the Standard & Poors 500 Index as a substitute broad market index. Prior to August 10, 2001, the Company’s common stock was not registered under the Exchange Act.

	8/10/2001	12/31/2001	12/31/2002	12/31/2003	12/31/2004
MYK	100.00	106.67	48.67	107.20	94.47
NYSE Comp. Index	100.00	96.95	77.73
Sox Index	100.00	94.63	49.71	94.54	74.82
S&P 500	100.00	95.38	74.30	95.61	106.02

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

Ownership of Mykrolis Common Stock by Directors and Management

The following table sets forth information concerning the number of shares of Mykrolis Common Stock, $0.01 par value, beneficially owned, directly or indirectly, by each director, each of the five most highly compensated named executive officers and all directors and executive officers as a group as of March 31, 2005. This information is based on information provided by each director and executive officer and the listing of such securities is not necessarily an acknowledgment of beneficial ownership. Unless otherwise indicated by footnote, the director, nominee or officer held sole voting and investment power over such shares.

Name of Beneficial Owner	Amount and Nature of Shares Beneficially Owned (1)		% of Class
Michael A. Bradley	31,666		*
Robert E. Caldwell	61,170		*
Michael P.C. Carns	31,666		*
Daniel W. Christman	34,166	(2)	*
Gideon Argov	50,000		*
Bertrand Loy	187,879	(3)	*
John Gerard Mackay	118,495	(3)	*
Jean-Marc Pandraud	455,642	(3)	*
Thomas O. Pyle	39,669	(4)	*
Peter W. Walcott	245,156	(3)	*
C. William Zadel	1,067,284		2.5
All Directors and Executive Officers as a Group (16 persons including those listed above):	3,017,414	(5)	4.3

*	None of these officers or directors owns as much as 1.0% of Mykrolis common stock.
(1)	Included in the shares listed as beneficially owned are the following number of shares subject to acquisition through the exercise of stock options under Mykrolis stock option plans and under options converted from Millipore Corporation stock options which the following executive officers have the right to acquire within 60 days following January 31, 2005: Mr. Mr. Bradley—31,666 shares, Mr. Caldwell—58,818 shares, Mr. Carns—31,666 shares, Mr. Christman—31,666 shares, Mr. Mackay—90,283 shares; Mr. Loy—113,309 shares, Mr. Pandraud,—381,072 shares, Mr. Pyle—31,666 shares, Mr. Walcott—212,356 shares, and Mr. Zadel—1,007,656 shares.
(2)	Includes 500 shares held in the name of Mr. Christman’s wife as to which he disclaims beneficial ownership.
(3)	Includes restricted stock which is subject to forfeiture and other restrictions which lapse in accordance with the schedule specified in footnote 7 to the Summary Compensation Table above, as follows: Mr. Argov—50,000 shares, Mr. Pandraud—40,000 shares, Mr. Loy—29,300 shares, Mr. Walcott—29,300 shares, and Mr. Mackay—28,000 shares; all officers and directors as a group—263,900 shares.
(4)	Included in the shares listed as beneficially owned are 8,003 Mykrolis phantom shares distributed on February 27, 2002 with respect to deferred compensation phantom stock units for Millipore Corporation common stock credited to the deferred compensation account of Mr. Pyle under a plan maintained by Millipore Corporation for its directors (Mr. Pyle served as a director of Millipore Corporation until August 2001); these Mykrolis phantom stock units are payable only in cash upon Mr. Pyle’s retirement or earlier termination of service from the Mykrolis Board of Directors.
(5)	Includes 1,584,756 shares subject to acquisition by executive officers and directors within 60 days following March 31, 2005 through the exercise of stock options.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and officers and persons who own more than 10 percent of Mykrolis Common Stock to file with the Securities and Exchange Commission and the New York Stock Exchange initial reports of ownership and reports of changes in ownership of Mykrolis common stock. Mykrolis is required to disclose in its proxy statement any failure to file these reports by the required due dates. All of these filing requirements were satisfied in a timely manner.

Other Principal Holders of Mykrolis Common Stock

As of March 31, 2005, the following persons are believed by Mykrolis to be the beneficial owners of more than 5% of Mykrolis common stock, the Company’s only class of voting securities.

Name and address of beneficial owner	Amount and nature of beneficial ownership		Percent of class
Babson Capital Management LLC	3,176,550	(1)	7.6%
One Memorial Drive
Cambridge, MA 02142-1300

Barclays Global Investors NA	2,864,614	(2)	6.85%
45 Fremont St.
San Francisco, CA 94105

Cooke & Bieler, L.P.	2,649,260	(3)	6.3%
1700 Market Street
Philadelphia, PA 19103

Primecap Management Company	5,135,856		12.28%
225 South Lake Avenue, #400
Pasadena, CA 91101

T. Rowe Price Associates, Inc.	5,141,609	(4)	12.2%
100 East Pratt Street
Baltimore, MD 21202

The TCW Group, Inc.	3,420,890	(5)	8.2%
865 South Figueroa St.
Los Angeles, CA 90017

Vanguard Horizon Funds	2,126,410	(6)	5.08%
Vanguard Capital Opportunity Fund
100 Vanguard Blvd.
Malvern, PA 19355

(1)	Of the shares reported as beneficially owned by Babson Capital Management LLC, a registered investment advisor, it has sole voting power with respect to 3,170,350 shares, shared voting power with respect to 6,200 shares, sole dispositive power with respect to 3,170,350 shares and shared dispositive power with respect to 0 shares.
(2)	Of the shares reported as beneficially owned by Barclays Global Investors NA, a bank, it has sole voting power with respect to 2,527,659 shares, shared voting power with respect to 0 shares, sole dispositive power with respect to 2,864,614 shares and shared dispositive power with respect to 0 shares.
(3)	Of the shares reported as beneficially owned by Cooke & Bieler LP, a registered investment advisor, it has sole voting power with respect to 0 shares, shared voting power with respect to 1,331,655 shares, sole dispositive power with respect to 0 shares and shared dispositive power with respect to 2,649,260 shares.
(4)	Of the shares reported as beneficially owned by T.Rowe Price Associates, Inc., a registered investment advisor, it has sole voting power with respect to 1,803,600 shares, shared voting power with respect to 0 shares, sole dispositive power with respect to 5,141,609 shares and shared dispositive power with respect to 0 shares.
(5)	Of the shares reported as beneficially owned by The TCW Group, Inc., a registered investment advisor, it has sole voting power with respect to 0 shares, shared voting power with respect to 3,045,100 shares, sole dispositive power with respect to 0 shares and shared dispositive power with respect to 3,420,890 shares.

(6)	Of the shares reported as beneficially owned by Vanguard Horizon Funds—Vanguard Capital Opportunity Fund, registered investment companies, they have sole voting power with respect to 2,126,410 shares, shared voting power with respect to 0 shares, sole dispositive power with respect to 0 shares and shared dispositive power with respect to 0 shares.

The foregoing information is based upon Schedule 13G reports filed with the Securities and Exchange Commission by the above beneficial owners in February and March of 2005, with respect to their holdings of the common stock of Mykrolis Corporation.

The following information is provided as of December 31, 2004, with respect to our compensation plans under which equity securities are authorized for issuance. The only equity securities currently authorized for issuance under our compensation plans are common stock for awards or options to acquire our common stock.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(3)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)(2)	7,660,381	$11.14	666,107
Equity compensation plans not approved by security holders	384,539	$12.99	68,596

Total	8,044,920	$11.23	734,703

(1)	Includes options to purchase shares of Mykrolis common stock converted from unvested options to acquire shares of common stock of Millipore Corporation held by our employees and by those of our directors who previously served as Millipore directors in the aggregate amounts of 1,867,576 and 40,729, respectively; this conversion was made in conjunction with the spin-off distribution by Millipore Corporation of all of its holdings of Mykrolis common stock on February 27, 2002; this conversion was effected in accordance with a formula designed to preserve the pre-spin intrinsic value of the options; the Millipore plans under which the converted options were originally issued were approved by Millipore stockholders in 1995 and 1999; the conversions were approved by Millipore Corporation when it was the sole stockholder of Mykrolis.
(2)	Includes 613,204 shares of restricted stock awarded in November and December 2004 under the 2001 Equity Incentive Plan.
(3)	Includes shares of Mykrolis common stock available for award or to support option grants under the 2001 Equity Incentive Plan and under the 2003 Employment Inducement and Acquisition Stock Option Plan each of which contains an “evergreen” provision that annually increases the number of shares available for award or to support option grants by 1% and 0.25%, respectively, of the number of shares of common stock outstanding on the date of the Annual Meeting of Stockholders.

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

Item 13.    Certain Relationships and Related Transactions.

This item is not applicable because since January 1, 2004 no relationships, transactions or loans required to be disclosed by Item 404 of Regulation S-K under the Securities Act of 1933, as amended, have existed.

Item 14.    Principal Accountant Fees and Services.

PricewaterhouseCoopers LLP, (“PricewaterhouseCoopers”) independent registered public accounting firm, has reported on the Company’s consolidated financial statements for each of the three years in the period ended December 31, 2004 contained in this report. The Audit & Finance Committee selected PricewaterhouseCoopers as the Company’s independent registered public accounting firm for fiscal 2005 and has also reviewed and approved the scope and nature of the services to be performed for Mykrolis by that firm.

In connection with their examination of and report on the Company’s financial statements, on management’s assessment of the effectiveness of the Company’s internal controls over financial reporting and on the effectiveness of the internal controls over financial reporting for 2004, PricewaterhouseCoopers also reviewed the Company’s Annual Report on Form 10-K and performed a review of its quarterly financial statements included in the quarterly reports on Form 10-Q filed with the Securities and Exchange Commission.

Principal Accountant Fees and Services

Aggregate fees for professional services rendered for the Company by PricewaterhouseCoopers as of or for the years ended December 31, 2004 and 2003 were:

Service	2004	2003
Audit	$2,065,600	$740,101
Audit Related	$68,560	$89,943
Tax	$79,113	$37,137
All Other	—	—

Total	$2,213,273	$867,181

The Audit services for the year ended December 31, 2004 consisted of professional services rendered for the integrated audit of the Company’s consolidated financial statements and its internal control over financial reporting, as required by the Sarbanes-Oxley Act of 2002, the statutory audits of its foreign subsidiaries, and review of documents filed with the Securities and Exchange Commission (“SEC”). The Audit services for the year ended December 31, 2003 was for the audit of the Company’s consolidated financial statements, the statutory audits of its foreign subsidiaries, and review of documents filed with the SEC.

The fees for Audit Related services as for the years ended December 31, 2004 and 2003 were for audit and assurance related services, consisting of the audits of the Company’s U.S. employee benefit plan, advisory services rendered in connection with the Company’s compliance with the Sarbanes-Oxley Act of 2002, and auditing procedures performed in connection with an acquisition.

The fees for Tax services for the years ended December 31, 2004 and 2003, respectively, were for services related to tax compliance, tax planning and tax advice.

Effective October 1, 2002, the Company’s Board of Directors has amended the charter of the Audit & Finance Committee to require the pre-approval of all non-audit services before any such non-audit services are performed for the Company. The amended charter of the Audit & Finance Committee is posted on the Company’s web site http://www.Mykrolis.com under “Investor Relations—Governance”. The Audit & Finance Committee adopted pre-approval policies and procedures with respect to audit and permissible non audit services (“Services”) effective June 19, 2003. Under this policy Services must receive either a general pre-approval or a specific pre-approval by the Audit & Finance Committee. The grant of a general pre-approval of Services is limited to identified Services that have been determined not to impair the independence of the independent auditor and must include a maximum fee level for the Services approved. A request for specific pre-approval must include detailed information concerning the scope of the Services and the fees to be charged. The policy also provides for a special delegation of pre-approval authority to the Chairman of the Audit & Finance Committee where the commencement of Services is required prior to the next scheduled meeting of the Audit & Finance Committee and it is impractical to schedule a special meeting; any such pre-approval by the Chairman is subject to review by the full Committee. All of the fees listed for 2004 in the table above received pre-approval by the Audit & Finance Committee.

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

3. Exhibits.

A. The following exhibits are incorporated by reference:

Reg. S-K Item 601(b) Reference	Document Incorporated	Referenced Document on file with the Commission
(2)	Form of Master Separation and Distribution Agreement.	Exhibit 2.1 to Form S-1 Registration Statement (No. 333-57182)

	Form of General Assignment and Assumption Agreement.	Exhibit 2.2 to Form S-1 Registration Statement (No. 333-57182)

(3)	Restated Certificate of Incorporation of Mykrolis Corporation	Exhibit 3.1 to Form S-1 Registration Statement (No. 333-57182)

	Amended and Restated By-laws of Mykrolis Corporation	Exhibit 3.2 to Form S-1 Registration Statement (No. 333-57182)

	Form of certificate representing shares of Common Stock, $.01 par value per share	Exhibit 3.3 to Form S-1 Registration Statement (No. 333-57182)

	Form of Common Stock Rights Agreement	Exhibit 1 to Form 8-K Current Report, filed December 10, 2001 [Commission File No. 001-1611]

(3)	Form of Common Stock Purchase Right Certificate (included as Annex I to the Form of Common Rights Agreement)	Exhibit 2 to Form 8-K Current Report, filed December 10, 2001 [Commission File No. 001-1611]

(3)	Summary of Common Stock Purchase Rights (included as Annex II to the Form of Common Rights Agreement)	Exhibit 3 to Form 8-K Current Report, filed December 10, 2001 [Commission File No. 001-1611]

(10)	Form of 2001 Equity Incentive Plan*	Exhibit 10.1 to Form S-1 Registration Statement (No. 333-57182)

	Letter Agreement with Robert E. Caldwell*	Exhibit 10.1.1 to Form 10-Q quarterly report for the period ended June 30, 2002

	Letter Agreement with Thomas O. Pyle*	Exhibit 10.1.2 to Form 10-Q quarterly report for the period ended June 30, 2002

	Amended and Restated 2001 Employee Stock Purchase Plan*	Exhibit 10.1 to Form 10-K Annual Report for the year ended December 31, 2001

	Form of Indemnification Agreement*	Exhibit 10.4 to Form S-1 Registration Statement (No. 333-57182)

*	A “management contract or compensatory plan”

Reg. S-K Item 601(b) Reference	Document Incorporated	Referenced Document on file with the Commission
(10)[cont’d]	Lease Agreement, dated April 1, 2002 Between Nortel Networks HPOCS Inc. And Mykrolis Corporation, relating to headquarters, R&D and manufacturing facility located at 129 Concord Road Billerica, MA	Exhibit 10.1.3 to Quarterly Report on Form 10-Q, for the period ended March 31, 2002
	Lease Agreement dated November 25, 1985 between Roger G. Little, Trustee of SPI Trust, and Millipore Corporation relating to facility located at Patriots Park, Bedford, Massachusetts	Exhibit 10.5 to Form S-1 Registration Statement (No. 333-57182)
	Lease Agreement dated December 19, 1997 between EBP3, Ltd. and Millipore Corporation relating to manufacturing facility located in Allen, Texas	Exhibit 10.6 to Form S-1 Registration Statement (No. 333-57182)
	Master Patent License Agreement	Exhibit 10.8 to Form S-1 Registration Statement (No. 333-57182)
	Master Patent Grantback License Agreement	Exhibit 10.9 to Form S-1 Registration Statement (No. 333-57182)
	Master Trademark License Agreement	Exhibit 10.11 to Form S-1 Registration Statement (No. 333-57182)
	Master Invention Disclosure Assignment	Exhibit 10.12 to Form S-1 Registration Statement (No. 333-57182)
	Master Trade Secret and Know-How Agreement	Exhibit 10.13 to Form S-1 Registration Statement (No. 333-57182)
	Tax Sharing Agreement	Exhibit 10.14 to Form S-1 Registration Statement (No. 333-57182)
	Employee Matters Agreement	Exhibit 10.15 to Form S-1 Registration Statement (No. 333-57182)
	Master Transitional Services Agreement	Exhibit 10.16 to Form S-1 Registration Statement (No. 333-57182)
	Membrane Manufacture and Supply Agreement	Exhibit 10.18 to Form S-1 Registration Statement (No. 333-57182)
	Research Agreement	Exhibit 10.19 to Form S-1 Registration Statement (No. 333-57182)
	Product Distribution Agreement	Exhibit 10.20 to Form S-1 Registration Statement (No. 333-57182)
	Millipore Contract Manufacturing Agreement	Exhibit 10.21 to Form S-1 Registration Statement (No. 333-57182)
	Mykrolis Contract Manufacturing Agreement	Exhibit 10.22 to Form S-1 Registration Statement (No. 333-57182)
	Standard Form of Agreements Between Owner and Design/Builder, effective as of January 15, 2002, between registrant and SPEC Process Engineering & Construction, as Design/Builder	Exhibit 10.27 to Form 10-K Annual Report for the year ended December 31, 2002

Reg. S-K Item 601(b) Reference	Document Incorporated	Referenced Document on file with the Commission
(10)[cont’d]	Supplemental Executive Retirement Plan for Key Salaried Employees of Mykrolis Corporation*	Exhibit 10.28 to Form 10-K Annual Report for the year ended December 31, 2002

	Mykrolis Corporation 2002 Deferred Compensation Plan for Senior Management*	Exhibit 10.29 to Form 10-K Annual Report for the year ended December 31, 2002

	2001 Non-Employee Director Stock Option Plan (As Amended October 1, 2002) *	Exhibit 10.2 to Form 10-K Annual Report for the year ended December 31, 2002

	Mykrolis Corporation 2003 Employment Inducement and Acquisition Stock Option Plan*	Exhibit 10.6 to Form 10-Q Quarterly Report for the period ended September 27, 2003

	Executive Termination (Change of Control) Agreement with Gerry Mackay*	Exhibit 10.1 to Form 10-Q Quarterly Report for the period ended September 27, 2003

	Executive Termination (Change of Control) Agreement with Jieh Hwa-Shyu*	Exhibit 10.3 to Form 10-Q Quarterly Report for the period ended September 27, 2003

	Indemnification Agreement with Gerry Mackay*	Exhibit 10.2 to Form 10-Q Quarterly Report for the period ended September 27, 2003

	Indemnification Agreement with Jieh Hwa Shyu*	Exhibit 10.4 to Form 10-Q Quarterly Report for the period ended September 27, 2003

	Letter Agreement with Gerry Mackay*	Exhibit 10.5 to Form 10-Q Quarterly Report for the period ended September 27, 2003

	Letter Agreement, dated May 20, 2004, with Peter Kirlin, Vice President Business Development*	Exhibit 10.1 to Form 10-Q Quarterly Report for the period ended July 3, 2004

	Intellectual Property Purchase and Sale Agreement by and between Bentec Scientific LLC and Mykrolis Corporation	Exhibit 10.1 to Form 10-Q Quarterly Report for the period ended October 2, 2004

	Asset Purchase and Sale Agreement by and between Bentec Scientific LLC and Mykrolis Corporation	Exhibit 10.2 to Form 10-Q Quarterly Report for the period ended October 2, 2004

	Letter Agreement, dated November 18, 2004, between the Company and Gideon Argov*	Exhibit 10.31 to Form 10-K Annual Report for the year ended December 31, 2004

	Letter Agreement, dated November 19, 2004, between the Company and C. William Zadel*	Exhibit 10.33 to Form 10-K Annual Report for the year ended December 31, 2004

	Restricted Stock Award Agreement, dated as of November 21, 2004, between the Company and Gideon Argov*	Exhibit 10.32 to Form 10-K Annual Report for the year ended December 31, 2004

	Form of Restricted Stock Award Agreement, dated as of December 9, 2004, between the Company and each of its executive officers*	Exhibit 10.34 to Form 10-K Annual Report for the year ended December 31, 2004

	Agreement and Plan of Merger by and among Mykrolis Corporation, Stingray Merger Corporation, Extraction Systems, Inc. and the Representative of the Holders of all of the Capital Stock of Extraction Systems, Inc. dated as of March 3, 2005	Exhibit 10.35 to Form 10-K Annual Report for the year ended December 31, 2004

*	A “management contract or compensatory plan”

Reg. S-K Item 601(b) Reference	Document Incorporated	Referenced Document on file with the Commission
(21)	Subsidiaries of Mykrolis Corporation	Exhibit 21 to Form 10-K Annual Report for the year ended December 31, 2004
(24)	Power of Attorney	Exhibit 24 to Form 10-K Annual Report for the year ended December 31, 2004

B. The Company hereby files as exhibits to this Annual Report on Form 10-K the following documents:

Reg. S-K Item 601(b) Reference	Documents Filed Herewith
(23)	Consent of Independent Registered Public Accounting Firm
(31)	Certifications required by Rule 13a-14(a) in accordance with Section 302 of the Sarbanes-Oxley act of 2002.
(32)	Certifications required by Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYKROLIS CORPORATION

Dated: April 13, 2005	By	/s/ GIDEON ARGOV
Gideon Argov Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GIDEON ARGOV Gideon Argov	Chief Executive Officer and Director	April 13, 2005

/s/ BERTRAND LOY. Bertrand Loy	Vice President, Treasurer and Chief Financial Officer	April 13, 2005

/s/ ROBERT HAMMOND. Robert Hammond	Corporate Controller and Chief Accounting Officer	April 13, 2005

MICHAEL A. BRADLEY* Michael A. Bradley	Director	April 13, 2005

ROBERT E. CALDWELL* Robert E. Caldwell	Director	April 13, 2005

MICHAEL P.C. CARNS* Michael P.C. Carns	Director	April 13, 2005

DANIEL W. CHRISTMAN* Daniel W. Christman	Director	April 13, 2005

THOMAS O. PYLE* Thomas O. Pyle	Chairman of the Board, Director	April 13, 2005

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
Comprehensive income (loss) :
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
Comprehensive income (loss) :
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
Comprehensive income (loss) :
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

4.    Basic and Diluted Earnings (Loss) per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the year ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Numerator:
Net income (loss)	$29,597	$(8,104)	$(31,761)

Denominator:
Basic weighted average shares outstanding	41,490,529	39,938,831	39,628,052
Diluted weighted average shares outstanding	43,239,571	39,938,831	39,628,052
Net income (loss) per share:
Basic .	$0.71	$(0.20)	$(0.80)
Diluted	$0.68	$(0.20)	$(0.80)

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

6.    Acquisitions

During the third quarter of 2004, the Company completed the acquisition of Bentec Scientific LLC, a privately held manufacturer of polyvinyl alcohol (“PVA”) roller brushes used in post-chemical mechanical planarization (“CMP”) clean applications. The purchase price was $10,441 including cash paid of $4,820, a deposit of $3,002 paid during the fourth quarter of 2003, forgiveness of a loan payable to the Company of $54 and future amounts of $2,566 withheld until certain conditions are satisfied and to secure the seller’s indemnity obligations. The Bentec acquisition was accounted for under the purchase method of accounting and Bentec’s results of operations are included in the Company consolidated financial statements since August 12, 2004, the date of purchase. The aggregate purchase price included transaction costs of $100 and cash of $10,341 of which $2,566 has been withheld until certain conditions are satisfied and to secure the seller’s indemnity obligations. The transaction also includes agreements for the seller to manufacture products for the Company at raw material cost until January 2005 and for the Company to pay an aggregate of $400 for research and development services over three years plus up to $2,075 for new product developments when and if delivered. These costs, other than inventory purchases, will be expensed as incurred.

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

8.    Marketable securities

Reclassification of Certain Securities

During the fourth quarter of 2004, the Company concluded that it was appropriate to classify investments in auction rate securities as current investments in marketable securities as the stated maturity dated for these securities are greater then three months from the purchase date. For the quarters ended July 3, 2004 and October 2, 2004, such investments had been classified as cash and cash equivalents. Accordingly, the classification of these securities has been revised to report these securities as current investments in a separate line item on the Consolidated Balance Sheet as of December 31, 2004. The Company also made corresponding adjustments to the Consolidated Statement of Cash Flows for the period ended December 31, 2004, to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification does not affect previously reported cash flows from operations or from financing activities in the previously reported Consolidated Statements of Cash Flows, or the previously reported Consolidated Statements of Income for any period.

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

Current Investments

Marketable securities consist of government securities, high-grade corporate bonds and auction rate securities. The Company classifies these investments as available-for-sale and records them at fair market value. Marketable securities reported as short term represent investments that mature within one year from the balance sheet date. Long-term marketable securities represent investments with maturity dates greater than one year from the balance sheet date. At the time that the maturity dates of these investments become one year or less, the securities are reclassified to short term. Unrealized gains or losses on the Company’s available-for-sale securities

MYKROLIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

are included in accumulated other comprehensive loss as a component of shareholders’ equity. Investments in auction rate securities are recorded at cost, which approximates fair market value due to their variable interest rates. Auction rate securities are typically reset every 35 days, and, despite the long-term nature of their stated contractual maturities, these securities can be quickly liquidated. As of December 31, 2004, there are no unrealized gains (losses) or realized gains (losses) from these investments have been recorded. In addition, all income generated from these investments was recorded as interest income.

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

Royalty Agreement

During 2001, Mykrolis entered into a royalty agreement with Nihon Millipore, which provides Nihon Millipore the right to use certain intellectual property that was developed by Mykrolis in connection with the bioscience business. As a result of this agreement, $358, $ 535 and $553 in royalty income from Millipore was recognized and recorded in other income (expense), net for the years ended December 31, 2004, 2003 and 2002, respectively. Millipore discontinued usage of distribution and research and development services in Japan and vacated the Japanese manufacturing site in late 2004, therefore, intellectual property royalty income ceased in the fourth quarter of 2004.

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

17.    Commitments and Contingencies

Leases

The Company’s capital and operating lease agreements cover sales offices, manufacturing, vehicle, information technology equipment and warehouse space. These leases have expiration dates through 2014. Certain land and building leases contain renewal options for periods ranging from one to five years and purchase options at fair market value. During 2003, the Company exited its San Clemente, CA manufacturing facility as part of the 2002 restructuring decision to discontinue the manufacturing of certain gas products. During the fourth quarter of 2003, the Company assumed certain liabilities of Aeronex, Inc.; which included the assignment of two facility leases in San Diego, CA. During 2002, the Company entered into a 12–year lease for its new corporate headquarters, research and development and manufacturing facility. Annual rental payments under the lease are $2,451 for the first six years and $2,801 for the remaining six years plus basic operating costs and real estate taxes. Upon execution of the lease, the Company was required to issue an irrevocable standby letter of credit in the initial amount of $1,000 to be reduced by $125 on each of the first six anniversaries of commencement of the lease. This lease also provides the Company with two 5–year renewal options at market rent. Under the lease terms relating to the vacated Bedford, Massachusetts facility, the Company has an option to purchase the facility at fair market value between June 2005 and November 2005, the expiration date of the lease, and the lessor has the option to sell the facility to the Company at 90% of the then current fair market value prior to November 30, 2005. If the lessor should exercise this option, the Company would be required to purchase this

MYKROLIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

facility within twelve months following the date of exercise. Rental expense was $8,365 in 2004, $8,434 in 2003 and $8,738 in 2002. The 2004, 2003 and 2002 rental expense includes $324, $280 and $1,164 respectively, of transitional service agreement costs associated with the sharing of space owned by Millipore. The Company leased space in its Tokyo, Japan office to Millipore for research and development activities until late 2004. Millipore leases space in Bedford, MA to the Company for the manufacturing of membrane which continues to March 2006. At December 31, 2004, future minimum rents payable under non-cancelable leases with initial terms exceeding one year were as follows:

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

Revised Quarterly Pro Forma Stock Compensation Expense

The Company has revised the unaudited pro forma disclosures required under SFAS. No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148 as previously filed in its Form 10-Q’s for the periods ended April 3, 2004, July 3, 2004 and October 2, 2004. During the fourth quarter of 2004, the Company determined that the pro forma compensation expense for certain stock options granted in December 2003 with a vesting period of four years was incorrectly recognized as stock-based compensation for pro forma disclosure purposes only over a one-year period. This error resulted in an understatement of pro-forma net income and earnings per share as illustrated below.

Quarterly	AS REPORTED Apr. 3, 2004	REVISED Apr. 3, 2004	AS REPORTED July 3, 2004	REVISED July 3, 2004	AS REPORTED Oct. 2, 2004	REVISED Oct. 2, 2004
Net income, as reported	$6,987	$6,987	$7,721	$7,721	$7,297	$7,297
Add: Stock-based compensation included in net income, net of related tax effects	12
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(5,876)	(3,763)	(5,948)	(3,817)	(6,777)	(3,598)

Pro forma net income	$1,123	$3,224	$1,773	$3,904	$520	$3,699

Earnings per share:
Basic as reported	$0.17	$0.17	$0.19	$0.19	$0.18	$0.18
Diluted as reported	$0.16	$0.16	$0.18	$0.18	$0.17	$0.17
Basic pro forma	$0.03	$0.08	$0.04	$0.09	$0.01	$0.09
Diluted pro forma	$0.03	$0.07	$0.04	$0.09	$0.01	$0.09

Note: Shares used in calculations
Basic	41,001	41,001	41,420	41,420	41,696	41,696
Diluted	43,430	43,430	43,599	43,599	42,698	42,698

	Six months ended		Nine months ended
Year to date	AS REPORTED July 3, 2004	REVISED July 3, 2004	AS REPORTED Oct. 2, 2004	REVISED Oct. 2, 2004
Net income, as reported	$14,708	$14,708	$22,005	$22,005
Add: Stock-based compensation included in net income, net of related tax effects
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(11,798)	(7,580)	(18,575)	(11,178)

Pro forma net income	$2,910	$7,128	$3,430	$10,827

Earnings per share:
Basic as reported	$0.36	$0.36	$0.53	$0.53
Diluted as reported	$0.34	$0.34	$0.51	$0.51
Basic pro forma	$0.07	$0.17	$0.08	$0.26
Diluted pro forma	$0.07	$0.16	$0.08	$0.25

Note: Shares used in calculations
Basic	41,207	41,207	41,368	41,368
Diluted	43,509	43,509	43,293	43,293