Form 10-Q
period 2005-04-02
MYKROLIS CORP
filed 2005-05-06
CIK 1133082

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2005

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

The Company had 41,988,766 shares of common stock outstanding as of April 15, 2005.

Mykrolis Corporation

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Mykrolis Corporation

Consolidated Statements of Operations

(In thousands except per share data)

(Unaudited)

	Three Months Ended
	April 2, 2005	April 3, 2004
Net sales	$73,594	$70,515
Cost of sales	38,833	36,446

Gross profit	34,761	34,069
Research and development expenses	7,066	6,297
Selling, general and administrative expenses	21,869	19,669

Operating income	5,826	8,103
Other income, net	1,451	474

Income before income taxes	7,277	8,577
Income tax expense	1,746	1,590

Net income	$5,531	$6,987

Basic income per share	$0.13	$0.17
Shares used in computing basic income per share:	41,969	41,001

Diluted income per share	$0.13	$0.16
Shares used in computing diluted income per share:	43,610	43,430

The accompanying notes are an integral part of the consolidated financial statements.

Mykrolis Corporation

Consolidated Balance Sheets

(In thousands except share data)

	April 2, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$64,697	$88,185
Marketable securities	32,084	42,228
Accounts receivable (less allowance for doubtful accounts of $348 at April 2, 2005 and $258 at December 31, 2004)	59,023	62,456
Inventories	44,706	41,835
Deferred income taxes	1,517	1,517
Other current assets	4,637	2,834

Total current assets	206,664	239,055

Restricted cash	1,502	1,502
Property, plant and equipment, net	65,199	65,564
Deferred income taxes	5,050	5,050
Goodwill	35,598	24,148
Other intangible assets (less accumulated amortization of $25,189 at April 2, 2005 and $24,406 at December 31, 2004)	17,095	8,867
Other assets	7,980	6,782

Total assets	$339,088	$350,968

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligation	$34	$54
Accounts payable	19,256	14,887
Accrued income taxes	14,054	19,944
Accrued expenses	20,188	32,904

Total current liabilities	53,532	67,789

Other liabilities	11,930	11,605
Minority interest	54	59

Commitments and contingencies (note 14)

Shareholders’ equity:
Preferred stock, par value $.01 per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share, 250,000,000 shares authorized; 41,984,572 and 41,950,828 shares issued and outstanding, respectively	420	420
Additional paid-in capital	351,863	351,518
Accumulated deficit	(66,327)	(71,858)
Unearned compensation	(6,837)	(7,630)
Accumulated other comprehensive loss	(5,547)	(935)

Total shareholders’ equity	273,572	271,515

Total liabilities and shareholders’ equity	$339,088	$350,968

The accompanying notes are an integral part of the consolidated financial statements.

Mykrolis Corporation

Consolidated Statements of Shareholders’ Equity

and Comprehensive Income (Loss)

(In thousands)

	Common Shares					Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Unearned Compensation	Unrealized Gain (Loss) on Securities	Translation Adjustments	Minimum Pension Liability	Total	Total Shareholders’ Equity
Balance December 31, 2003	40,649	$406	$330,515	$(101,455)	—	$(97)	$(6,120)	$(221)	$(6,438)	$223,028
Comprehensive income (loss) :
Net income				29,597						29,597
Foreign currency translations							5,905		5,905	5,905
Additional minimum pension liability								(412)	(412)	(412)
Unrealized gain on marketable securities						10			10	10

Total comprehensive income										35,100
Stock based compensation			91		153					244
Issuance of common stock-employee stock purchase plan and exercise of stock options	1,301	14	10,654							10,668
Issuance of restricted stock – unearned compensation			7,783		(7,783)					—
Proceeds and other adjustments under tax sharing agreement with Millipore	—	—	2,475	—	—	—	—	—	—	2,475

Balance December 31, 2004	41,950	$420	$351,518	$(71,858)	$(7,630)	$(87)	$(215)	$(633)	$(935)	$271,515

Comprehensive income (loss) :
Net income *				5,531						5,531
Foreign currency translations *							(4,641)		(4,641)	(4,641)
Unrealized gain on marketable securities *						29			29	29

Total comprehensive income *										919
Stock based compensation *			21		793					814
Issuance of common stock-employee stock purchase plan and exercise of stock options *	35	—	324	—	—	—	—	—	—	324

Balance April 2, 2005 *	41,985	$420	$351,863	$(66,327)	$(6,837)	$(58)	$(4,856)	$(633)	$(5,547)	$273,572

*	unaudited

The accompanying notes are an integral part of the consolidated financial statements.

Mykrolis Corporation

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended
	April 2, 2005	April 3, 2004
	(In thousands)
Cash flows from operating activities:
Net income	$5,531	$6,987
Adjustments to reconcile net income to net cash used in operating activities:
Income from equity method investments	(471)	(199)
Amortization of premium on available for sale securities	173	69
Depreciation	2,419	2,372
Amortization	783	442
Stock based compensation	814	12
Deferred income taxes	—	124
Change in operating assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable, net	4,268	(8,177)
Increase in inventories	(1,595)	(2,150)
Increase in accounts payable	4,688	4,621
Increase in other operating assets	(2,771)	(1,601)
Decrease in other operating liabilities	(20,109)	(4,860)

Net cash used in operating activities	(6,270)	(2,360)
Cash flows from investing activities:
Purchase of marketable securities	(10,000)	—
Proceeds from sale and maturity of marketable securities	20,000	—
Acquisition of a business, net of cash	(23,327)	—
Additions to property, plant and equipment	(1,705)	(440)
Additions to intangible assets	(17)	—

Net cash used in investing activities	(15,049)	(440)
Cash flows from financing activities:
Change in restricted cash	—	351
Payments under capital leases	(20)	(20)
Proceeds from issuance of common stock for employee stock purchase plan and stock option exercises	324	4,431
Proceeds under tax sharing agreement with Millipore	—	1,255

Net cash provided by financing activities	304	6,017
Effect of foreign exchange rates on cash and cash equivalents	(2,473)	945

Net (decrease) increase in cash and cash equivalents	(23,488)	4,162
Cash and cash equivalents at beginning of period	88,185	70,503

Cash and cash equivalents at end of period	$64,697	$74,665

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

Interim Financial Statements

The accompanying consolidated financial statements have been prepared in accordance with the rules of the Securities and Exchange Commission for interim financial statements and do not include all disclosures required by generally accepted accounting principles in the United States of America. The financial information included herein, other than the consolidated balance sheet at December 31, 2004, has been prepared without audit. The consolidated balance sheet at December 31, 2004 has been derived from, but does not include all the disclosures contained in the audited consolidated financial statements for the year ended December 31, 2004. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s form 10-K/A Amendment No. 1 to Annual Report for the year ended December 31, 2004. The financial information as of April 2, 2005 and for the three months ended April 2, 2005 and April 3, 2004 is unaudited, but includes all adjustments that management considers necessary for a fair statement of the consolidated results of operations, financial position and cash flows of the Company and of its consolidated subsidiaries. All of these adjustments are of a normal recurring nature. Results for the three-month period ended April 2, 2005 are not necessarily indicative of results to be expected for the full fiscal year 2005 or for any other future periods.

Fiscal Year

The Company’s fiscal year is the 365-366 day period that commences on January 1 and ends on December 31. Each fiscal quarter ends on the Saturday nearest the calendar month end and generally contains 13 weeks consisting of 88-94 days. Fiscal year 2005 comprises the 365-day period from January 1 to December 31, 2005 with fiscal quarters ended April 2, July 2, October 1 and December 31. Fiscal year 2004 comprises the 366-day period from January 1 to December 31, 2004 with fiscal quarters ending April 3, July 3, October 2 and December 31.

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

If the recognition provisions of FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123, had been adopted, the effect on net income and basic and diluted net income per share would have been as follows:

	April 2, 2005	April 3, 2004
Net income, as reported	$5,531	$6,987
Add: Stock-based compensation included in net income, net of related tax effects	814	12
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,172)	(3,775)

Pro forma net income	$4,173	$3,224

Earnings per share:
Basic as reported	$0.13	$0.17
Diluted as reported	$0.13	$0.16

Basic pro forma	$0.10	$0.08
Diluted pro forma	$0.10	$0.07

The Company has revised the unaudited pro forma disclosures as previously filed in its April 3, 2004 Form 10-Q. During the fourth quarter of 2004, the Company determined that the pro forma compensation expense for certain stock options granted in December 2003 with a vesting period of four years was incorrectly recognized as stock-based compensation over a one-year period for pro forma disclosure purposes only. This error resulted in a $2,101 understatement of pro-forma net income and a $0.05 and $0.04 understatement of basic and diluted pro-forma earnings per share for the three months ended April 3, 2004, respectively.

3. Earnings Per Share

For the three months ended April 2, 2005 and April 3, 2004, basic earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options, restricted stock awards, and performance based restricted stock awards. The weighted average diluted shares outstanding calculation excludes those stock options for which the impact would have been antidilutive. For the three months ended April 2, 2005, 2,622,350 options were antidilutive. For the three months ended April 3, 2004, there were no antidilutive options.

As of April 2, 2005, Mykrolis had outstanding options to purchase an aggregate of 7,378,436 shares of its common stock at a weighted average price of $11.12. Of these options, options to purchase an aggregate of 5,934,334 shares at a weighted average price of $11.44 were fully vested and exercisable.

4. Acquisitions

On March 3, 2005, the Company acquired privately held Extraction Systems, Inc. (“Extraction”). Based in Franklin, Massachusetts, Extraction’s products are used to measure and remove airborne molecular contaminants in the semiconductor manufacturing process and offer the Company synergies in addressing opportunities in the microcontamination measurement and control market. The purchase price was $24,941 including cash held in escrow of $2,481 until certain conditions are satisfied and to secure the seller’s indemnity obligations. The Extraction acquisition was accounted for under the purchase method of accounting and Extraction’s results of operations are included in the Company’s consolidated financial statements since the date of purchase. Pro-forma results are not included as they are immaterial. The aggregate purchase price included transaction costs of $322.

The following table summarizes the preliminary purchase price allocated to the estimated fair values of the assets acquired at the date of acquisition.

Current assets	$5,647
Property, plant and equipment	1,134
Intangible assets	9,000
Other assets	26
Goodwill	11,450
Liabilities assumed	(2,316)

Total purchase price including acquisition costs	$24,941

The $9,000 of acquired intangible assets included $4,600 of customer relationships (7-year economic consumption life), $1,500 patent completed technologies (5-year economic consumption life), $1,300 of distributor relationships (5-year economic consumption life), $900 of patent core technologies (7-year economic consumption life), $400 of non-compete agreements (5-

year economic consumption life) and $300 of trade names (5-year economic consumption life). These intangibles assets were valued using the income approach which requires a projection of revenues and expenses specifically attributable to the intangible asset and is generally used for income producing intangible assets, particularly where the intangible asset is not readily replaced or replicated. The $11,450 of goodwill was assigned to the Company’s gas microcontamination reporting unit and primarily relates to synergies the Company expects to realize in the microcontamination control business and by providing sales and marketing channels principally in Asia and Japan and was the only change in goodwill during the quarter. In addition, goodwill associated with this acquisition is not deductible for tax purposes .

5. Other Intangible Assets

Components of the Company’s identifiable other intangible assets are as follows:

	April 2, 2005		December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$20,565	$12,904	$18,165	$12,437
Unpatented technology	8,505	8,505	8,505	8,505
Trademarks / tradenames	3,486	2,980	3,186	2,956
Customer relationships	9,010	592	3,110	307
Other	718	208	307	201

	$42,284	$25,189	$33,273	$24,406

The Company recorded amortization expense for its other intangible assets of $783 and $442 for the three months ended April 2, 2005 and April 3, 2004, respectively. The gross carrying amount of other intangibles increased by $9,011 for the three months ended April 2, 2005 mainly due to the acquisition of Extraction Systems, Inc and acquisition of intellectual property from Millipore Ireland. Estimated amortization expense for the fiscal years 2005 to 2009 is $4,353, $4,738, $3,531, $2,276 and $1,430, respectively.

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

Changes in the warranty reserves during the first quarter of 2005 and 2004 were as follows:

	Three months ended
	April 2, 2005	April 3, 2004
Balance at beginning of the period	$1,541	$1,302
Accruals for warranty	459	447
Accruals related to pre-existing warranties (including changes in estimate)	46	(246)
Settlements made	(553)	(312)

Balance at end of period	$1,493	$1,191

7. Restricted Cash

The Company has provided cash collateral totaling $1,502 on standby letters of credit in connection with the lease for its corporate headquarters, research and development and manufacturing facility in Billerica and other security deposits. At April 2, 2005, this cash collateral was invested in certificates of deposit and money market funds.

8. Other Income, Net

Other income is summarized below:

	April 2,2005	April 3,2004
Gains on foreign currency transactions	$551	$—
Royalty income from Millipore	74	133
Interest income and other	355	142
Income from equity method investments	471	199

	$1,451	$474

9. Inventories

Inventories are summarized as follows:

	April 2, 2005	December 31, 2004
Raw materials	$29,787	$28,390
Work in process	8,886	8,103
Finished goods	22,170	21,401
Inventory reserves	(16,137)	(16,059)

Total	$44,706	$41,835

10. Employee Retirement Plans

The employees of the Company’s subsidiary in Japan (“Nihon Mykrolis”) are covered in a defined benefit pension plan. The table below set forth the estimated net periodic cost of the Nihon Mykrolis Pension Plan.

	Nihon Mykrolis Pension Plan
	Three months ended
	April 2, 2005	April 3, 2004
Components of net periodic benefit cost:
Service cost	$229	$225
Interest cost	58	55
Expected return on plan assets	(5)	(5)
Amortization of unrecognized gain	18	9
Recognized actuarial loss	—	—

Net periodic benefit cost	300	284
Curtailment cost	—	—

Total benefit cost	$300	$284

Employer contributions during 2005	Nihon Mykrolis Pension Plan
Total employer contributions expected in 2005	$359

11. Income Taxes

For the three months ended April 2, 2005, the Company recorded income tax expense of $1,746 on consolidated pre-tax income of $7,277, yielding an effective tax rate of 24% during the quarter. The Company has calculated an annual effective tax rate of 24% which is primarily related to the Company’s foreign operations and results from its overall geographic mix of income, including tax benefits relating to U.S. net operating losses for which no tax benefit had been previously taken. For the three months ended April 3, 2004 the Company recorded income tax expense of $1,590 with respect to certain foreign operations on a consolidated pre-tax income of $8,577, yielding an effective tax rate of 18.5%.

During the first quarter of 2004, Millipore notified the Company that certain of the Company’s U.S. tax attributes were utilized in connection with Millipore’s consolidated tax return filings for periods between the Separation and the Distribution Date. Under the terms of the tax sharing agreement with Millipore in connection with the Separation, the Company is entitled to be paid for tax attributes utilized by Millipore. On March 5, 2004, the Company received a payment with respect to these tax attributes of $1,255 from Millipore. As a result, this payment was recorded as an increase in additional paid-in capital included in shareholders’ equity.

12. Business Segment Information

The Company has one reportable segment that develops, manufactures and sells consumables and capital equipment to semiconductor fabrication companies and other companies using similar manufacturing processes, as well as OEM suppliers to those companies. The Company also provides warranty and repair services to customers in this segment. The Company’s products include consumable products and equipment products that are used in the manufacture of semiconductors and other high precision electronic devices. Consumable products, including service revenue, accounted for 69% of revenues for both quarters ended April 2, 2005 and April 3, 2004 and equipment products accounted for 31% for these same periods. The Company’s products are sold worldwide through a direct sales force and through distributors in selected regions.

The Company attributes net sales to different geographic areas as presented in the table below.

	Three Months Ended
	(unaudited)
	April 2, 2005	April 3, 2004
Net sales
North America	$18,036	$20,993
Japan	26,918	26,740
Taiwan	11,296	8,949
Asia, other	10,352	7,426
Europe	6,992	6,407

Total	$73,594	$70,515

13. Significant Customers and Concentration of Risk

Historically, the Company has relied on a limited number of customers for a substantial portion of its net sales. During the three months ended April 2, 2005 and the three months ended April 3, 2004, one customer represented 13.3% and 14.3% of revenues, respectively. Accounts receivable for this customer was $7,780 and $8,197 at April 2, 2005 and December 31, 2004, respectively. There were no other customers that accounted for more than 10% of revenues or accounts receivable during these periods.

14. Commitments and Contingencies

On March 3, 2003 the Company filed a lawsuit against Pall Corporation in the United States District Court for the District of Massachusetts alleging infringement of two of the Company’s U.S. patents by a fluid separation device known as the Pall Photo Kleen EZD-2 filter assembly manufactured and sold by the defendant. The Company’s lawsuit also sought a preliminary injunction preventing the defendant from the manufacture, use, sale, offer for sale or importation into the U.S. of the infringing product. On March 24, 2003 defendant filed an answer denying that its fluid separation device infringed the Company’s patents; defendant also filed a counterclaim seeking a dismissal of the Company’s lawsuit, a decree that the Company’s patents are invalid and/or not infringed and costs incurred in conducting the litigation. On April 30, 2004, the Court issued a preliminary injunction against Pall Corporation and ordered Pall to immediately stop making, using, selling, or offering to sell within the U.S., or importing into the U.S., its PhotoKleen EZD-2 Filter Assembly products or “any colorable imitation” of those products. On June 21, 2004, the Company filed a motion with the Court to hold Pall Corporation in contempt of court for failing to comply with the terms of the preliminary injunction. Subsequently, Pall filed a motion to dissolve the preliminary injunction based on two Japanese publications that it alleged raised questions as to the validity of the Company’s patents. On January 18, 2005, the United States District Court of Massachusetts issued an order holding Pall Corporation in contempt of court for the violation of the preliminary injunction and ordering Pall to disgorge all profits earned from the sale of its PhotoKleen EZD-2 Filter Assembly products and colorable imitations thereof from the date the preliminary injunction was issued through January 12, 2005. In addition, Pall was ordered to reimburse Mykrolis for certain of its attorney’s fees associated with the contempt and related proceedings. The Court’s order also dissolved the preliminary injunction, effective January 12, 2005. On February 17, 2005, the Company filed notice of appeal to the U.S. Circuit Court of Appeals for the Federal Circuit appealing the portion of the Court’s order that dissolved the preliminary injunction and Pall filed a notice of appeal to that court with respect to the finding of contempt.

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

During 2004, in conjunction with the employment and relocation of the Vice President of Business Development, the Company entered into a commitment with a third-party employee relocation administrator with respect to the sale of property located in Austin, Texas. As a part of this commitment, the Company agreed to indemnify the third-party relocation administrator against any deterioration in the market value of the property between the officer’s sale of the real property to the third party relocation administrator and resale to a third party at estimated fair market value. In connection with this indemnification commitment and other expenses associated with this relocation, the Company recorded a liability of $384 at December 31, 2004. During the first quarter of 2005, the Company increased this liability by $114 and paid out $149, leaving a liability of $349 at April 2, 2005.

15. Accrued Restructuring Costs

The Company took several restructuring actions in 2003, 2002 and 2001 to better align its cost structure with prevailing market conditions due to the prolonged industry downturn and to establish separate operations from its former parent. These actions primarily focused on reducing the workforce and consolidating global facilities.

As of April 2, 2005, the Company’s total accrued restructuring costs amount to $986. Of this amount, $13 relates to severance costs for terminated employees which will be paid by the end of April 2005. The facilities-related costs of $973, which primarily relates to the leased office space in Bedford, will be substantially paid by the fourth quarter of 2005.

The activity related to the Company’s restructuring accruals is shown below:

	2005 Activity
	Balance December 31, 2004	2005 Expense	Cash Activity	Non- Cash Activity	Balance April 2, 2005
Workforce	$69	$—	$(56)	$—	$13
Leasehold/Other	1,413		(440)		973

	$1,482	$—	$(496)	$—	$986

16. Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123 (R) replaces SFAS 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. By its terms SFAS 123(R) was to be effective for interim reporting periods that begin after June 15, 2005; however, effective April 21, 2005, the S.E.C. adopted an amendment to Rule 4-01(a) of Regulation S-X to delay the effective date of SFAS 123(R) until the first interim or annual reporting period of the first fiscal year beginning after June 15, 2005. The Company is currently evaluating the method of adoption and the impact of SFAS 123(R) on the financial position and results of operations. The Company is required to adopt SFAS 123 (R) in the first quarter of 2006. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. See Note 3 in the Notes to Consolidated Financial Statements for the pro forma net income and net income per share amounts, as if the Company had used a fair value based method under SFAS 123, which is similar to the methods required under SFAS 123(R) to measure compensation expense for employee stock incentive awards.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of the provisions of SFAS 151 is not expected to have a material impact on the Company’s financial position or results of operations.

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

17. Proposed Merger with Entegris, Inc.

On March 21, 2005, the Company entered into an Agreement and Plan of Merger with Entegris, Inc, a Minnesota corporation (“Entegris”) and Eagle DE, Inc., a Delaware corporation and a wholly–owned subsidiary of Entegris. Pursuant to this Agreement,

Entegris will reincorporate in Delaware by merging into Eagle, DE, Inc, and then immediately thereafter the Company will merge into Eagle DE, Inc., whose name will be changed to Entegris, Inc. The merger is conditioned on, among other things, receiving shareholder and regulatory approvals. Under the terms of the agreement, the Company and Entegris will merge in a stock-for stock exchange, tax-free for the shareholders of both companies. Pending receipt of shareholder and regulatory approvals, the merger will be consummated and the Company’s common stockholders will receive 1.39 shares of Entegris, Inc. common stock for each share that they own. Entegris common stockholders will receive one share of Entegris, Inc. common stock for each share that they own. As a result, current stockholders of Entegris will own approximately 56% of the outstanding common stock of Entegris, Inc. On April 21, 2005 the Federal Trade Commission granted the Company’s request for early termination of the Hart-Scott-Rodino Act waiting period. During the second quarter of 2005, the Company expects to file a joint proxy statement/prospectus with Entegris as part of a registration statement on Form S-4 with the SEC.

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

The principal market we serve is the global semiconductor industry, a highly cyclical business which experienced a significant downturn that resulted in deterioration in our net sales and results of operations during the period from 2001 to 2003. This downturn had the greatest impact on our sales of liquid and gas equipment products, as new semiconductor plant construction and upgrades declined. Net sales of our consumable products, which tend to be driven by capacity utilization also declined during this period, although less drastically, and benefited from the recovery of the volume of semiconductor wafers being built in 2003. Commencing during the fourth quarter of 2003 and continuing through the fourth quarter of 2004, we experienced improved business conditions, which had a positive impact on our sales and profitability level. During the third quarter of 2004 this recovery began to soften, as key OEM customers announced order delays and reduced booking rates and there was a pause in the growth of wafer starts. The outlook for 2005 is currently unclear; however, should business conditions signal a downturn, we intend to take appropriate actions to maintain profitability at reduced sales levels.

Net sales during the three months ended April 2, 2005 increased 4.4% over sales for the three month period ended April 3, 2004. Our gross profit as a percentage of net sales was 47.2% for the first quarter of 2005 as compared to 48.3% for the three months ended April 3, 2004 which reflected increased volume across product lines but primarily in our gas and liquid delivery product lines. Selling, general and administrative expenses increased 11.2% for the three months ended April 2, 2005 compared to the three months ended April 3, 2004 while research and development expenses increased by 12.2%. Net cash used in operating activities during the three months ended April 2, 2005 and the three months ended April 3, 2004 was $6,270 and $2,360, respectively.

Proposed Merger with Entegris, Inc.

On March 21, 2005, we entered into an Agreement and Plan of Merger with Entegris, Inc, a Minnesota corporation (“Entegris”) and Eagle DE, Inc., a Delaware corporation and a wholly –owned subsidiary of Entegris. Pursuant to this Agreement, Entegris will reincorporate in Delaware by merging into Eagle, DE, Inc, and then immediately thereafter we will merge into Eagle DE, Inc., whose name will be changed to Entegris, Inc. The merger is conditioned on, among other things, receiving shareholder and regulatory approvals. Under the terms of the agreement, we will merge with Entegris in a stock-for stock exchange, tax-free for the shareholders of both companies. Pending receipt of shareholder and regulatory approvals, the merger will be consummated and our common stockholders will receive 1.39 shares of Entegris, Inc common stock for each share that they own. Entegris common stockholders will receive one share of Entegris, Inc. common stock for each share that they own. As a result, current stockholders of Entegris will own approximately 56% of the outstanding common stock of Entegris, Inc. On April 21, 2005 the Federal Trade Commission granted the Company’s request for early termination of the Hart-Scott-Rodino Act waiting period.

Following completion of the merger, the new Entegris, Inc. will be headed by Gideon Argov, currently our CEO, as Chief Executive Officer, with James E. Dauwalter, currently CEO of Entegris, serving as non-executive Chairman of the Board of Directors; Jean-Marc Pandraud, currently our President and Chief Operating Officer, serving as Executive Vice President and Chief Operations Officer; Michael W. Wright, currently President and Chief Operating Officer of Entegris, serving as Executive Vice President and Chief Marketing Officer; John Villas, currently CFO of Entegris, serving as Chief Financial Officer; and Bertrand Loy, currently our CFO, serving as Senior Vice President and Chief Integration Officer. The Board of Directors of Entegris, Inc. after the merger will consist of eleven directors, including five from the current Entegris board, five from our board, and one independent director chosen by the new Entegris Board of Directors after the merger. After the merger, Entegris, Inc will be headquartered in Chaska, MN with a continued significant corporate presence in Billerica.

During the second quarter of 2005, we expect to file a joint proxy statement/prospectus with Entegris as part of a registration statement on Form S-4 with the SEC. You are urged to read the joint proxy statement/prospectus contained in the registration statement, the final joint proxy statement/prospectus and any other relevant documents filed with the SEC because they will contain important information regarding us, Entegris and the proposed merger. You will be able to obtain these documents free of charge at the Securities and Exchange Commission’s website at www.sec.gov. These reports may also be read and copied at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

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

Deferred Tax Assets

Our valuation allowance against the U.S. deferred tax assets is based on an assessment of historical pre-tax income (loss) and projected pre-tax income (loss) for early future periods. In addition, there is a valuation allowance against the deferred tax assets in certain foreign subsidiaries based on our assessment of historical pre-tax income and projected pre-tax income for early future periods. We currently expect there will be sufficient pre-tax income during 2005 to realize deferred tax assets in these foreign subsidiaries. We currently forecast pre-tax income in the U.S. and in addition, we have undertaken tax-planning initiatives designed to generate future U.S. taxable income. However due to the uncertainty in future periods a full valuation allowance remains on the U.S. deferred tax assets at April 2, 2005. As we continue to generate taxable income in the U.S. against which these tax assets may be applied, some portion or all of the valuation allowance would be reversed and an increase in net income would consequently be reported in future years.

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

During the first quarter of 2005, we acquired privately held Extraction Systems, Inc. (“Extraction”) for $24,941. Based in Franklin, Massachusetts, Extraction’s products are used to measure and remove airborne molecular contaminants in the semiconductor manufacturing process and offer synergies in addressing opportunities in the microcontamination measurement and control market.

Our results of operations for the quarters ended April 2, 2005 and April 3, 2004 in dollars and as a percentage of total net sales were as follows:

	April 2, 2005	April 3, 2004	April 2, 2005	April 3, 2004
			(As a percent of net sales)
Net sales	$73,594	$70,515	100.0%	100.0%
Cost of sales	38,833	36,446	52.8	51.7

Gross profit	34,761	34,069	47.2	48.3
Selling, general and administrative expenses	21,869	19,669	29.7	27.9
Research and development expenses	7,066	6,297	9.6	8.9

Operating income	5,826	8,103	7.9	11.5
Other income, net	1,451	474	2.0	0.7

Income before income taxes	7,277	8,577	9.9	12.2
Income tax expense	1,746	1,590	2.4	2.3

Net income	$5,531	$6,987	7.5%	9.9%

Three months ended April 2, 2005 compared to three months ended April 3, 2004

Net Sales

Net sales were $73,594 for the three months ended April 2, 2005, which represented a 4.4%, or $3,079, increase from the three months ended April 3, 2004. The increase in revenue during the first quarter 2005 versus the first quarter 2004 was primarily attributable to foreign currency exchange rates as both consumable and equipment product lines sales were flat. Our consumable products represented in the aggregate, 69% of our worldwide revenues for both the three months ended April 2, 2005 and April 3, 2004. The impact of foreign exchange rates in Japan, Asia and Europe, increased net sales by approximately $2,508 in the 2005 period compared to the 2004 period.

Sales by geography are summarized in the table below.

	Net Sales in US Dollars		Net Sales by Geographic Region
Three Months Ended	April 2, 2005	April 3, 2004	April 2, 2005	April 3, 2004
			(As a percentage of net sales)
North America	$18,036	$20,993	24.5%	29.8%
Japan	26,918	26,740	36.6	37.9
Taiwan	11,296	8,949	15.3	12.7
Asia, other	10,352	7,426	14.1	10.5
Europe	6,992	6,407	9.5	9.1

Total net sales	$73,594	$70,515	100.0%	100.0%

Gross Profit Margins

Our gross profit margin as a percentage of net sales was 47.2% for the three months ended April 2, 2005 as compared to 48.3% for the three months ended April 3, 2004. During the first quarter of 2005, we recorded a charge of $294 for products deemed excess and obsolete and written down to net realizable value compared to a $639 benefit during the same period a year ago for products that were previously reserved and sold. This negative impact on margins was partially offset by changes in foreign exchange rates in Japan, Asia and Europe, which increased gross margins by approximately $617 in the 2005 period compared to the 2004 period.

Operating Expenses

Research and development expenses were $7,066 in the three months ended April 2, 2005 an increase of 12.2% or $769 compared to $6,297 for the three months ended April 2, 2004. Key elements of our research and development expenses were related to the development of the new product platforms to meet the manufacturing needs for 90 and 65 nanometer semiconductor devices. In order to respond to the proliferation of new materials and chemicals in the manufacturing processes, and increased needs for tighter process control for 300mm wafers, investments were made for new contamination control products in the area of copper interconnects, deep ultra-violet (DUV) photolithography; and chemical and gas management technologies for advanced wafer cleans, deposition and etch equipments. Additional investments were made in areas of advanced process control, monitoring and diagnostics capabilities for future generations of semiconductor manufacturing processes.

Selling, general and administrative expenses increased 11.2% or $2,200, to $21,869 for the three months ended April 2, 2005 compared to $19,669 in the three months ended April 3, 2004. This increase was primarily attributable to increases in non-cash compensation expense relating to our restricted stock granted in December 2004 and professional fees associated with the proposed merger with Entegris.

The impact of stronger foreign exchange rates in Japan, Asia and Europe in relation to the U.S. resulted in increased operating expenses of approximately $357 in the first quarter of 2005 compared to the first quarter of 2004.

Restructuring and Other Charges

We took several restructuring actions in 2003, 2002 and 2001 to better align our cost structure with prevailing market conditions due to the prolonged industry downturn and to establish separate operations from our former parent. These actions primarily focused on reducing our workforce and consolidating global facilities.

As of April 2, 2005, our total accrued restructuring costs amount to $986. Of this amount, $13 relates to severance costs for terminated employees which will be paid by the end of April 2005. The facilities-related costs of $973 primarily relate to the leased office space in Bedford and will be substantially paid by the fourth quarter of 2005.

Other Income, Net

Other income, net increased $977, to $1,451 for the three months ended April 2, 2005 from $474 for the three months ended April 3, 2004. The increase is primarily due to increases in gains on foreign currency transactions of $551, increases in income from minority owned investments accounted for under the equity method of $272 and increases in interest income of $213. During 2001, we entered into a royalty agreement with Nihon Millipore, which provides Nihon Millipore the right to use certain intellectual property that was developed by Mykrolis in connection with the bioscience business. As a result of this agreement, $74 and $133 in royalty income from Millipore was recognized and recorded in other income, net for the quarters ended April 2, 2005 and April 3, 2004, respectively. Because of Millipore’s decision to discontinue manufacturing in Japan, we expect to lose substantially all benefits relating to these arrangements including the related intellectual property royalty income in 2005.

Income Tax Expense

For the three months ended April 2, 2005, we recorded income tax expense of $1,746 on consolidated pre-tax income of $7,277, yielding an effective tax rate of 24% during the quarter. We estimate our 2005 an annual effective tax rate at 24% which is primarily related to our foreign operations and results from its overall geographic mix of income, including tax benefits relating to U.S. net operating losses for which no tax benefit had been previously taken. For the three months ended April 3, 2004 we recorded income tax expense of $1,590 with respect to certain foreign operations on a consolidated pre-tax income of $8,577, yielding an effective tax rate of 18.5%.

During the first quarter of 2004, Millipore notified us that certain of our U.S. tax attributes were utilized in connection with Millipore’s consolidated tax return filings for periods between the Separation and the Distribution Date. Under the terms of the tax sharing agreement with Millipore in connection with the Separation, we are entitled to be paid for tax attributes utilized by Millipore. On March 5, 2004, we received a payment with respect to these tax attributes of $1,255 from Millipore. As a result, this payment was recorded as an increase in additional paid-in capital included in shareholders’ equity. No receivable has been established for any remaining portion of these expunged attributes since we continue to review this matter with our former parent. Upon any cash settlement in the future, we will record a similar adjustment to reflect the contribution to capital by Millipore.

Liquidity and Capital Resources

During the three months ended April 2, 2005, net cash used in operating activities was $6,270 compared to net cash used in operating activities of $2,360 during the three months ended April 3, 2004. In the first quarter of 2005, cash used by operating activities related to changes in working capital primarily due to a decrease in accrued liabilities of $20,109, principally as a result of the payment of accrued bonuses and profit sharing, offset by our net income of $5,531, a decrease in accounts receivable of $4,268 and an increase in accounts payable of $4,688. In the first quarter of 2004, cash used by operating activities related to changes in working capital related to an increase in accounts receivable of $8,177 and a decrease in accrued liabilities of $4,860, principally as a result of the payment of accrued bonuses offset by our net income of $6,987 and an increase in accounts payable of $4,621. Net working capital at April 2, 2005 totaled $153,132 including $64,697 in cash and cash equivalents and $32,084 in short-term investments.

During the three months ended April 2, 2005 cash flows used in investing activities were $15,049 compared to $440 during the three months ended April 3, 2004. In the first quarter of 2005, we used $23,327 to acquire Extraction Systems, Inc. whose products are used to measure and remove airborne molecular contaminants in the semiconductor manufacturing process, $10,000 for the purchase of marketable securities and $1,722 of capital expenditures offset by $20,000 in proceeds from the sale and maturity of marketable securities. In the first quarter of 2004 $440 was used for capital expenditures of property, plant and equipment. During 2005, we expect to spend $10 to $12 million on capital expenditures primarily related to the purchase of manufacturing and research and development equipment.

During the three months ended April 2, 2005, cash flows provided by financing activities were derived from $324 of issuances of common stock related to the exercise of employee stock options in comparison to $4,431 of issuances of common stock related to the exercise of employee stock options, $1,255 of proceeds under our tax sharing agreement with Millipore and a decrease of $351 in restricted cash related to stand-by letters of credit in connection with our Billerica facility lease during the three months ended April 3, 2004.

We believe that our cash, cash equivalents, marketable securities and expected future cash flows from operations will be sufficient to meet our working capital, capital expenditure, and research and development investment requirements for the next 12 months. However, in order to take advantage of growth opportunities, including potential acquisitions, facility expansion, joint ventures, alliances or other business arrangements, we may seek to raise capital through equity or debt financing. To that effect, during 2003 we filed a shelf registration statement with the Securities and Exchange Commission with respect to $200 million of securities, which was declared effective on November 26, 2003. While this registration statement is still effective as of the date of this report, in connection with the effectiveness of the merger with Entegris described above, we expect to deregister these securities.

Contractual Obligations

The following table summarizes the payments due for specific contractual obligations. These amounts are as of April 2, 2005,

	Payments Due by Period
	(In millions)
	Total	Less than 1 Year	1-3 Years	4-5 Years	More that 5 Years
Operating leases	$35,289	$9,582	$9,918	$5,420	$10,369
Purchase obligations (1)	14,589	14,589	—	—	—
Pension obligations	8,091	111	1,588	813	5,579

Total	$57,969	$24,282	$11,506	$6,233	$15,948

(1)	Purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transactions. The amounts are based on our contractual commitments; however, it is possible we may be able to negotiate lower payments if we choose to exit these contracts earlier.

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

Pursuant to the terms of the lease for our vacated Bedford, Massachusetts facility, the landlord has an option to sell the facility to us at any time prior to November 30, 2005, the end of the lease term, at 90% of the then current market value, excluding the value of the lease. The landlord has informed us that it is currently assessing the alternatives available under this lease. Should the landlord decide to exercise the option to sell the facility to us, the lease provides that the sale to us of this facility is to be completed within twelve months following the date of exercise during which time interest on the purchase price will accrue, offset by rent paid under the lease. We estimate that the current fair market value of the facility is between $7,200 and $8,700. The landlord has informed us that it believes that the fair market value of the facility is substantially in excess of this range.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123 (R) replaces SFAS 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. By its terms SFAS 123(R) was to be effective for interim reporting periods that begin after June 15, 2005; however, effective April 21, 2005, the S.E.C. adopted an amendment to Rule 4-01(a) of Regulation S-X to delay the effective date of SFAS 123(R) until the first interim or annual reporting period of the first fiscal year beginning after June 15, 2005. We are currently evaluating the method of adoption and the impact of SFAS 123(R) on the financial position and results of operations. We are required to adopt SFAS 123 (R) in the first quarter of 2006. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. See Note 3 in the Notes to Consolidated Financial Statements for the pro forma net income and net income per share amounts, as if we had used a fair value based method under SFAS 123, which is similar to the methods required under SFAS 123(R) to measure compensation expense for employee stock incentive awards.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of the provisions of SFAS 151 is not expected to have a material impact on our financial position or results of operations.

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

Forward Looking Statement Disclaimer

The matters discussed herein, as well as in future oral and written statements by management of Mykrolis Corporation that are forward-looking statements, are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. When used herein or in such statements, the words “anticipate”, “believe”, “estimate”, “expect”, “hope”, “may”, “will”, “should” or the negative thereof and similar expressions as they relate to Mykrolis, its business or its management are intended to identify such forward-looking statements. Potential risks and uncertainties that could affect Mykrolis’s future operating results include, without limitation, the risk that a sustained industry recovery may be weaker than past recoveries, our inability to meet increasing demands for our products from our key customers; increased competition in our industry resulting in downward pressure on prices and reduced margins, as well as those risks described under the headings “Risks Relating to our Business and Industry”, “Risks Related to Securities Markets and Ownership of Our Securities,” and “Risks Related to our Separation from Millipore” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to foreign currency exchange rate risk is managed on an enterprise-wide basis. We do not currently hold any derivative financial instruments and continue to evaluate our future hedging strategy. We sell our products in many countries and a substantial portion of our net sales and a portion of our costs and expenses are denominated in foreign currencies. Approximately 75.5% of our net sales in the three months ended April 2, 2005 were derived from customers located outside of the U.S., principally in Asia including Japan, where we also manufacture some of our products. This exposes us to risks associated with changes in foreign currencies that can adversely impact revenues, net income and cash flow. In addition, we are potentially subject to concentrations of credit risk, principally in accounts receivable, as historically we have relied on a limited number of customers for a substantial portion of our net sales. We perform ongoing credit evaluations of our customers and we generally do not require collateral. Our major customers are large, well-established microelectronics companies that have historically paid their account balances with us.

Item 4. Controls and Procedures

The Company’s Chief Executive Officer, Gideon Argov, and Vice President and Chief Financial Officer, Bertrand Loy, performed an evaluation of the effectiveness of the Company’s Disclosure Controls and Procedures (as that term is defined in Rule 13a-15(e) under the Securities Exchange of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, Messrs. Argov and Loy concluded that the Company’s Disclosure Controls and Procedures were effective.

During the quarterly period ended April 2, 2005 there have been no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

On March 3, 2003 the Company filed a lawsuit against Pall Corporation in the United States District Court for the District of Massachusetts alleging infringement of two of the Company’s U.S. patents by a fluid separation device known as the Pall Photo Kleen EZD-2 filter assembly manufactured and sold by the defendant. The Company’s lawsuit also sought a preliminary injunction preventing the defendant from the manufacture, use, sale, offer for sale or importation into the U.S. of the infringing product. On March 24, 2003 defendant filed an answer denying that its fluid separation device infringed the Company’s patents; defendant also filed a counterclaim seeking a dismissal of the Company’s lawsuit, a decree that the Company’s patents are invalid and/or not infringed and costs incurred in conducting the litigation. On April 30, 2004, the Court issued a preliminary injunction against Pall Corporation and ordered Pall to immediately stop making, using, selling, or offering to sell within the U.S., or importing into the U.S., its PhotoKleen EZD-2 Filter Assembly products or “any colorable imitation” of those products. On June 21, 2004, the Company filed a motion with the Court to hold Pall Corporation in contempt of court for failing to comply with the terms of the preliminary injunction. Subsequently, Pall filed a motion to dissolve the preliminary injunction based on two Japanese publications that it alleged raised questions as to the validity of the Company’s patents. On January 18, 2005, the United States District Court of Massachusetts issued an order holding Pall Corporation in contempt of court for the violation of the preliminary injunction and ordering Pall to disgorge all profits earned from the sale of its PhotoKleen EZD-2 Filter Assembly products and colorable imitations thereof from the date the preliminary injunction was issued through January 12, 2005. In addition, Pall was ordered to reimburse Mykrolis for certain of its attorney’s fees associated with the contempt and related proceedings. The Court’s order also dissolved the preliminary injunction, effective January 12, 2005. On February 17, 2005, the Company filed notice of appeal to the U.S. Circuit Court of Appeals for the Federal Circuit appealing the portion of the Court’s order that dissolved the preliminary injunction and Pall filed a notice of appeal to that court with respect to the finding of contempt.

Item 5. Other Matters

On May 4, 2005, the Company entered into an employment agreement with Gideon Argov. The following description of Mr. Argov’s employment agreement summarizes only the most salient provisions and is modified in its entirety by reference to the agreement which is attached to this report as Exhibit 10.13. The agreement provides that the Company will employ Mr. Argov as Chief Executive Officer for a term of three years, subject to automatic extension from year to year unless either party gives notice that the employment term shall not be extended. The agreement continues Mr. Argov’s current salary of $450,000 through 2005 and provides for a salary of $600,000 commencing January 1, 2006 if the merger with Entegris, Inc. is consummated. In addition Mr. Argov will be eligible to participate in the Company’s incentive bonus plan at a target bonus level of 75% of base salary, in other employee benefits offered by the Company, and in any supplemental retirement plan offered by the Company. He will also be entitled to receive a financial planning allowance. In the event of the termination of Mr. Argov’s employment prior to the expiration of the agreement term, he will be entitled to severance benefits that vary depending on the circumstances of the termination. In the event that his employment is terminated after a change in control of the Company, Mr. Argov shall be entitled to receive two times base salary as a lump sum payment, an amount equal to two times the greater of target bonus or the highest bonus paid during the prior three years as a lump sum, continued health and dental coverage for two years, immediate vesting of all unvested equity incentive awards and outplacement services. The Company also agreed to reimburse Mr. Argov for the amount of any excise tax for which he is liable by reason of the payments under the agreement constituting excess parachute payments under Section 280G of the Internal Revenue Code. For his part, Mr. Argov agreed to non-competition and non-solicitation covenants with the Company for a period of two years following the termination of his employment. This agreement may be assigned to the surviving corporation of a merger with the Company.

There are no family relationships between Mr. Argov and any other officer or director of the Company.

Effective May 5, 2005, the Company entered into a letter agreement with Robert E. Caldwell, who has served as a director of the Company since February of 2001 and served as a director of the Company’s former parent, Millipore Corporation, since 1996. This letter agreement provides that upon the effectiveness of the merger with Entegris, Inc., Mr. Caldwell will not serve as a director of the surviving corporation. In recognition of his service to the Board of Directors, Mr. Caldwell was granted a discretionary stock option covering 21,866 shares of Mykrolis common stock effective on the termination of his service as a director upon the effectiveness of the merger between Mykrolis and Entegris; this discretionary option vests immediately upon its effectiveness and is at the closing price on the New York Stock Exchange on the date immediately preceding the effective date of the merger. In the event that the merger does not take effect or that Mr. Caldwell becomes a director of Entegris pursuant to the merger, then this option will not take effect.

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits

Exhibit 10.1	Agreement and Plan of Merger, dated March 21, 2005, by and among Mykrolis Corporation, Entegris, Inc. and Eagle DE, Inc.

Exhibit 10.2	Amendment No. 1, dated March 21, 2005, to Common Stock Rights Agreement, dated November 29, 2001 between Mykrolis Corporation and Equiserve Trust Company N.A. as rights agent

Exhibit 10.3	Form of Amended and Restated Executive Termination Agreement between Mykrolis Corporation and each of Jean-Marc Pandraud, Bertrand Loy, Peter W. Walcott, Fred Faulkner, John Gerard Mackay and Takashi Mizuno.

Exhibit 10.4	Executive Termination Agreement between Mykrolis Corporation and Peter S. Kirlin

Exhibit 10.5	Letter Agreement, dated March 21, 2005 between Mykrolis Corporation and Gideon Argov

Exhibit 10.6	Letter Agreement, dated March 21, 2005 between Mykrolis Corporation and Jean-Marc Pandraud

Exhibit 10.7	Letter Agreement, dated March 21, 2005 between Mykrolis Corporation and Bertrand Loy

Exhibit 10.8	Letter Agreement, dated March 21, 2005 between Mykrolis Corporation and Peter W. Walcott

Exhibit 10.9	Letter Agreement, dated March 21, 2005 between Mykrolis Corporation and Fred Faulkner

Exhibit 10.10	Letter Agreement, dated March 21, 2005 between Mykrolis Corporation and John Gerard Mackay

Exhibit 10.11	Letter Agreement, dated March 21, 2005 between Mykrolis Corporation and Takashi Mizuno

Exhibit 10.12	Letter Agreement, dated May 5, 2005 between Mykrolis Corporation and Robert E. Caldwell

Exhibit 10.13	Employment Agreement, dated May 4, 2005 between Mykrolis Corporation and Gideon Argov

Exhibit 31.1	Certification Required by Rule 13a-14(a) by Gideon Argov

Exhibit 31.2	Certification Required by Rule 13a-14(a) by Bertrand Loy

Exhibit 32.1	Certification of Chief Executive Officer and of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.	Reports on Form 8-K

The Corporation filed the following reports on Form 8-K during the quarter ended April 2, 2005.

The Corporation filed a current report on Form 8-K with the Commission on March 8, 2005, in which the Corporation announced the completion of its acquisition of Extraction Systems, Inc.

The Corporation filed a current report on Form 8-K with the Commission on March 21, 2005, in which the Corporation announced it entered into an Agreement and Plan of Merger with Entegris, Inc. and Eagle DE, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MYKROLIS CORPORATION

Registrant

Date May 5, 2005	/s/ Bertrand Loy
Bertrand Loy
Vice President and Chief Financial Officer

Date May 5, 2005	/s/ Robert Hammond
Robert Hammond
Corporate Controller

INDEX TO EXHIBITS

Exhibit No.	Description	Exhibit Volume Page No.
Exhibit 10.1	Agreement and Plan of Merger, dated March 21, 2005, by and among Mykrolis Corporation, Entegris, Inc. and Eagle DE, Inc.

Exhibit 10.2	Amendment No. 1, dated March 21, 2005, to Common Stock Rights Agreement, dated November 29, 2001 between Mykrolis Corporation and Equiserve Trust Company N.A. as rights agent

Exhibit 10.3

Form of Amended and Restated Executive Termination Agreement between Mykrolis Corporation and each of Jean-Marc Pandraud, Bertrand Loy, Peter W. Walcott, Fred Faulkner, John Gerard Mackay and Takashi Mizuno.

Exhibit 10.4	Executive Termination Agreement between Mykrolis Corporation and Peter S. Kirlin

Exhibit 10.5	Letter Agreement, dated March 21, 2005 between Mykrolis Corporation and Gideon Argov

Exhibit 10.6	Letter Agreement, dated March 21, 2005 between Mykrolis Corporation and Jean-Marc Pandraud

Exhibit 10.7	Letter Agreement, dated March 21, 2005 between Mykrolis Corporation and Bertrand Loy

Exhibit 10.8	Letter Agreement, dated March 21, 2005 between Mykrolis Corporation and Peter W. Walcott

Exhibit 10.9	Letter Agreement, dated March 21, 2005 between Mykrolis Corporation and Fred Faulkner

Exhibit 10.10	Letter Agreement, dated March 21, 2005 between Mykrolis Corporation and John Gerard Mackay

Exhibit 10.11	Letter Agreement, dated March 21, 2005 between Mykrolis Corporation and Takashi Mizuno

INDEX TO EXHIBITS [Cont’d]

Exhibit No.	Description	Exhibit Volume Page No.
Exhibit 10.12	Letter Agreement, dated May 5, 2005 between Mykrolis Corporation and Robert E. Caldwell

Exhibit 10.13	Employment Agreement, dated May 4, 2005 between Mykrolis Corporation and Gideon Argov

Exhibit 31.1	Certification Required by Rule 13a-14(a) by Gideon Argov

Exhibit 31.2	Certification Required by Rule 13a-14(a) by Bertrand Loy

Exhibit 32.1	Certification of Chief Executive Officer and of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002